Form 10QSB
period 1996-06-30
EMPIRIC ENERGY INC
filed 1996-08-14
CIK 921182

PART I
FINANCIAL INFORMATION

          The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

BALANCE SHEETS
ASSETS
                                          June 30
                                            1996             December
                                         (Unaudited)           1995
Current assets
  Cash                                   $    3,343         $    3,198
  Note Receivable-Texoil                     53,500             31,000
          Total current assets               56,843             34,198

Oil and gas properties, using full
  cost accounting (Note 2)
    Properties being amortized            3,626,294          3,601,294
    Properties not being amortized           79,496             65,000
                                          3,705,790          3,666,294

Less accumulated depreciation, depletion,
  amortization and impairment             1,120,074          1,081,871
    Net oil and gas sales                 2,585,716          2,584,423

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation              6,200               8,267
  Other                                       4,822               6,213
    Total other assets                       11,022              14,480
TOTAL ASSETS                             $2,653,581          $2,633,101

The Notes to Financial Statements are an integral part of this statement.


LIABILITIES AND STOCKHOLDERS' EQUITY
                                          June 30
                                            1996             December
                                         (Unaudited)           1995

Current liabilities
  Current portion of long-term
    debt                                   $      -           $     -
  Accounts payable                          332,322             253,036
  Due to stockholders                        46,177              22,628
  N/P Texas Central Bank                    100,000              75,000
  N/P Lyon Operating Co.                     35,000              35,000
     Total current liabilities              513,499             385,664

Long-term debt
  Senior Secured N/P                        267,520             267,520
      Total liabilities                     781,019             653,184

Stockholders' equity
  Preferred stock, $0.05 par value;
    authorized 2,000,000 shares;
    none issued
  Common stock, $0.01 par value;
    authorized 20,000,000 shares;
    issued 4,055,500                        40,555              40,555
  Additional paid-in capital             3,508,043           3,508,043
  Retained deficits                     (1,676,036)         (1,568,681)
       Total stockholders' equity        1,872,562           1,979,917
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $2,653,581          $2,633,101

The Notes to Financial Statements are an integral part of this statement.

Statements of Operations (Unaudited)

                                 Six Months Ended          Three Months Ended
                                     June 30,                   June 30,
                                1996         1995           1996         1995
Revenues
 Oil and gas sales             $ 43,231    $ 57,465      $ 22,663     $ 24,417
   Total Revenues              $ 43,231    $ 57,465      $ 22,663     $ 24,417

Expenses
 Production                      37,142      27,267        22,598       10,811
 Depreciation, depletion,
  and amortization               38,203      33,560        12,882       24,773
 Full cost ceiling
  adjustment                        -           -             -            -
 Interest                        15,372         -             -            -
 General and admin               82,369     101,737        57,558       79,941
   Total expenses               173,086     162,564       100,389      115,525

Other Income
 Dividend income                 22,500         -          11,250          -
 Interest income                    -           -             -            -
   Total other income            22,500         -          11,250          -

Loss before provision for
  income taxes                (107,354)   (105,099)      (66,475)     (91,108)
Provision for income taxes          -           -             -            -

NET LOSS                     $(107,354)  $(105,099)     $(66,475)    $(91,108)

Primary earnings per
    share (Note 1)              $(0.02)      $(0.03)      $(0.01)      $(0.02)

The Notes to Financial Statements are an integral part of this statement.


Statements of Cash Flows (Unaudited)

                                                 Six Months Ended June 30,
                                                  1996                1995

Cash flows from operating activities
 Net loss                                       $(107,355)         $ (105,099)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   DD&A                                            38,203              33,560
   Depreciation and amortization                    3,458               5,393
   (Increase) decrease in:
     Accounts receivable-trade                    (22,500)           (121,250)
     Prepaid expenses                                 -                   -
     Other assets                                       1                (696)
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                     102,834             101,325
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                        14,641              86,767

Cash flows from investing activities
 Loan made                                             -                   -
 Capital expenditures                             (39,496)             115,160
NET CASH USED BY INVESTING
  ACTIVITIES                                      (39,496)             115,160

Cash flows from financing activities
 Short-term notes payable                           25,000                 -
 Proceeds from issuance of convertible
  senior notes                                         -                   -
 Proceeds from issuance of common stock                -                   -
 Proceeds from sale of oil/gas properties              -                   -
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                        25,000                 -

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                          145              28,393
Cash and cash equivalents, at beginning
  of period                                            -                 2,554
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                        $   145           $  30,947

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

(1) See notes to financial statements included in the Company's 1995 Annual Report on Form 10-K.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW - HISTORY
THE COMPANY

          The Company is an independent oil and gas exploration and production company operating primarily in the Panhandle Field, which extends from West Texas through Central Oklahoma into Western Kansas. During 1992 and 1993, the Company participated in a 20 well drilling program on leases in Moore and Potter Counties, north of Amarillo, Texas resulting in wells producing from the Red Cave Sandstone Formation. As a result, the Company earned a 41.5 percent working interest in approximately 26,755 gross acres covered by oil and casinghead gas leases (the "Richmond acreage").

          In December 1995, the Company acquired 72 percent working interest in a 1240 acre tract in Clay and Jack Counties, Texas, on which there is one producing oil well and eleven non-producing wells. The Company intends to enhance production of the producing well by rework or repair and to re-establish production on the shut-in wells. In February 1996, the Company also acquired from the same operator 20 percent net revenue interest in 198.5 acres in Jack County, Texas, which contains two wells, one of which has been drilled to 8700 feet and is awaiting completion and one which produces minimal gas at a shallower level. The Company intends to complete the 8700 foot well awaiting completion and to drill to a lower level the producing well to search for oil.

          In October 1993, the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch, adjacent to the Richmond acreage. In October 1994 and June 1995, the
Company drilled three wells on the Brent Ranch which were determined to
be non-commercial.   Under the terms of the lease, the Company was
required to drill four additional wells by June 22, 1995 and five additional wells by October 1995 and to plug and abandon six inactive wells on the leases which had been drilled by other parties. The lessors of the Brent Ranch filed a lawsuit in July 1995 against the Company for damages, termination of the lease, costs and attorneys fees, alleging, among other things, failure to timely drill the four wells required to be drilled by June 22, 1995. Pursuant to a partial summary judgment proceeding in October 1995, the Court determined that the Company was liable to the lessors for $200,000 for liquidated damages, costs and attorneys fees. The Company and the lessors settled the matter in February 1996 upon the following terms: The Company released all of its interest in the Brent Ranch leases, paid $25,000 in cash and agreed to complete plugging and clean-up of the six inactive wells drilled by others. The Company was released from its obligation to drill eight additional wells on the Brent Ranch lease and has the right for 60 days to sell the last well drilled to a third-party who has the gas rights and keep the sale proceeds. These rights were subsequently sold for $10,000.

          The Company plans to develop its existing acreage as funds become available or through farmout arrangements with other oil and gas operators.

          The Company is actively seeking the acquisition of producing oil and gas leases directly or through the acquisition of and/or business combinations with other energy companies. The Company has completed or is in the process of completing the transactions described below.

TEXOIL AGREEMENT

          Pursuant to an agreement dated March 23, 1995 between the Company and Texoil Energy, Ltd. ("Texoil"), a Canadian corporation,
Texoil acquired one-half of the Company's interest in approximately 9,300 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch and 225,000 shares of the Company's Common Stock. In consideration therefor, the Company received $128,750 cash and a $121,250 note due in July 1995, 1,000,000 shares of
Texoil Common Stock and $750,000 principal amount of 6% preferred stock
(the "6% Preferred Stock"), convertible into 750,000 shares of Texoil
Common Stock. Under the terms of the agreement, Texoil was required to fulfill the Company's obligation to drill nine wells on the Brent Ranch and four wells on the Richmond acreage. The proceeds of the $121,250 note were used to partially fund the Company's obligations under the Texoil Agreement. Texoil paid two-thirds of the drilling and testing costs and shared the completion costs equally with Empiric on the two wells drilled on the Brent Ranch in 1995. Empiric retained 50 percent of its working interest in the leases and any production therefrom. These leases have been canceled as a part of the overall settlement with the Brent Ranch Lessors.

          The Company and Texoil jointly plan to develop the 9100 acres of the Richmond acreage. Under the Texoil Agreement, Texoil is required to pay
66 2/3 percent of the drilling and testing costs of eleven new wells at locations to be mutually agreed upon. Texoil and the Company will share equally the completion costs of, and revenues from, such wells. Texoil may also participate with the Company in the enhancement and development of the Taureaux/Lyon properties described below on mutually agreeable terms.

          The Company owns approximately 23 percent of Texoil's outstanding common stock and 100 percent of the 6% Series A Preferred Stock. If the 6% Series A Preferred Stock were converted into Texoil common stock, the Company would own approximately 34 percent of Texoil's outstanding common stock. The Company has no plans to convert the Series A Preferred Stock into the common stock of Texoil.

          The Company has not been able to proceed with the joint development plans with Texoil since neither company has been able to obtain adequate working capital, although the opportunities and the drilling site acreage is still available.

TAUREAUX/LYON AGREEMENTS

          Pursuant to an agreement dated December 21, 1995 with Lyon Operating Co., Inc. ("Lyon"), the Company acquired from Lyon 72 percent working interest in 1223.2 acres in Clay and Jack Counties, Texas, which includes one producing oil well and eleven non-producing oil wells. As consideration for the Lyon acquisition, the Company paid $30,000 cash, issued its $35,000 8% Note due March 21, 1996 and 20,000 shares of its Common Stock.

          In February 1996, the Company agreed to acquire from Taureaux Corporation ("Taureaux"), an affiliate of Lyon, for $75,000 cash 20 percent net revenue interest in 198.5 acres in Jack County, Texas, which contains two wells, one of which has been drilled to the lower Ellenberger level at 8700 feet and is awaiting completion and one of which produces minimal gas at a shallower level.

          The Company plans to enhance production on the producing well on the Lyon acreage by rework and repair at an estimated cost of approximately $20,000 and to re-establish production on the shut-in wells. The cost to re-establish production is not known and depends on the condition of and ability to use the downhole equipment.

          On the Taureaux acreage, the Company plans to complete the well which has already been drilled to the 8700 foot Lower Ellenberger depth and is awaiting completion and to also drill the producing gas well to the Lower Ellenberger formation to search for oil. The $75,000 original cost of this transaction includes an acquisition of 20 percent working interest in the wells and will also pre-pay the Company's portion of the completion costs on such well.

          The Company has not been able to proceed with its plans to develop the opportunities acquired as a result of the Taureaux/Lyon agreements, however, the opportunities remain and will be activated just as soon as working investment capital can be obtained.

WESTAR JOINT VENTURE

          Pursuant to a Definitive Agreement dated April 15, 1996, the Company and Westar Energy, Inc. ("Westar") agreed to jointly participate in the drilling, completion, equipping and operating of approximately 100 oil and/or gas wells in Indiana and Westmoreland Counties, Pennsylvania (the Agreement). Westar currently owns and operates approximately 500 oil and gas wells in Western Pennsylvania and Northern West Virginia. The
Agreement provides for the drilling and completion of a minimum of twenty and a maximum of 100 "infill" wells on the subject acreage, to a depth sufficient to test and obtain production from the Lower Bradford Kane Sands at approximately 4,000 feet. The First Phase will consist of four segments of five wells, beginning on or about August 15, 1996. The remaining four wells of the First Phase will be commenced at the rate of one well each 21 calendar days with the objective of completing all 20 wells by December 31, 1996. The Company has been able to raise only sufficient working capital to obtain an approximate 30 percent interest in the first 5 well segment, which should be completed in approximately six weeks, but has the right and with the infusion of adequate working capital, expects to expand its working interest to 75 percent as per the complete summary of terms of the Westar Agreement outlined above. The Company shall have the right, based upon information provided by Westar, at least 30 days prior to completion of the last of the five wells in each segment, to evaluate and determine whether it elects to participate in the drilling of the five wells in the next segment. If, within 20 days after receiving the Westar information as to the next segment, the Company elects not to participate in the drilling of any wells in the Westar proposal, the Agreement will terminate, except as to the wells in which the Company has theretofore participated.

          For the consideration set forth below, the Company will acquire a 75 percent working interest in the leases, wells, equipment and all contractual rights of Westar pertaining to each well, including contracts for the sale of production from the wells. Westar agreed to drill, complete, fracture and equip each well for a fixed cost price of $180,000 to 100 percent of the working interest or $135,000 per well to the 75 percent working interest of the Company. If a well is determined to be not capable of commercial production, Westar will repay or credit the Company against the cost of the next well the amount of the Company's portion of the unexpended cost in the non-commercial well. As each well is completed as capable of commercial production, Westar shall execute an assignment to the Company of 50 percent of the working interest in the well and deliver to an escrow agent an additional assignment for 25 percent working interest. The 25 percent working interest will be held by an escrow agent subject to a Value
Guaranty, described below. Proceeds from the sale of oil and gas attributable to the 25 percent working interest held in escrow shall be held in suspense by the oil and/or gas purchaser or by the escrow agent until the Company's interest in the 25 percent working interest is finally determined under the Value Guaranty. Westar will reserve a reversionary interest in each well equal to 15 percent of the working interest conveyed to the Company (or 11.25 percent of the Company's 75 percent working interest) which shall become effective as to each well in a five well segment only when the Company has received proceeds from production from all five wells in a segment equal to 110 percent of the Company's cost of drilling, completing, equipping, reworking and operating all five wells in the segment, plus all taxes attributable to production (except income taxes).

          Following completion of the First Phase, subject to Westar's ability to identify additional mutually agreeable drilling locations, the parties intend to drill up to an additional 80 wells, in 20 well phases, in 1997 and 1998. Provided the Company has participated in the drilling of all 20 wells in the First Phase, the Company will have the right to participate in subsequent phases on substantially the same terms and conditions as in the First Phase.

          With regard to the Company's 75 percent share of the turnkey cost of drilling, completing and equipping each of the 20 wells in the First Phase, the Company shall pay Westar $135,000 per well, $90,000 of which shall be paid in cash prior to commencement of the well, which shall represent payment for 50 percent of the working interest in such well. The remaining $45,000 cost per well for the 20 wells in the First Phase shall be paid by delivery to an escrow agent of 300,000 shares of the Company's Common
Stock (15,000 shares per well) (the "Shares") which shall constitute payment for the remaining 25 percent of the working interest in the wells. The Company will agree to register the Shares under the Securities Act of 1933 to enable Westar to sell such Shares in an underwritten offering or from time to time in the open market. Pursuant to a Value Guaranty in the Agreement, Westar will receive $900,000 from the sale of its 300,000 shares. In the event the sale of the 300,000 Shares is not completed by December 31, 1996 or Westar does not receive $900,000 from the sale of the Shares, the Company must compensate Westar for the difference between the Value
Guaranty and the net consideration, if any, received by Westar (the "Shortfall"): (i) by purchasing from Westar all or any part of the Shares not sold by Westar or arranging for the purchase by others, or (ii) by issuing to Westar additional shares to make up the Shortfall, or (iii) by reconveying to Westar a portion of the 25 percent working interest in the wells in the First Phase based on the amount of the Shortfall or (iv) if the Shortfall is satisfied by any means other than the issuance of additional shares of Common Stock, all of the unsold Shares held by the escrow agent shall be retransferred to the Company. In the event that the Company elects not to participate in all 20 wells in the First Phase, the Value Guaranty shall be proportionately reduced by $45,000 or 15,000 shares per well.

          Under the Agreement, the Company has the right until December 31, 1996, to request Westar to sell any part of the Shares in escrow, but not less than 100,000 shares, to any party designated by the Company. In such event, the total sales price will be credited against the Value Guaranty, whether or not Westar elects to sell such Shares.

          For its assistance in identifying and participating in the negotiations of the Westar transaction, the Company has agreed to assign to an unaffiliated third party 6.25 percent working interest from its 50 percent working interest in each of the wells acquired by the Company, but not from the 25 percent working interest, which was acquired subject to the value guaranty described above.

          The Company has been able to raise only sufficient working capital to obtain an approximate 30 percent interest in the first 5 well segment, which should be completed in approximately six weeks, but has the right and with the infusion of adequate working capital, expects to expand its working interest to 75 percent as per the complete summary of terms of the Westar Agreement outlined above.

FINANCIAL RESULTS FOR FISCAL YEAR 1995 - FIRST QUARTER
  ENDED MARCH 31, 1996

          Revenues of $85,282 for fiscal year ended December 31, 1995 resulted in a loss from operations of $245,636 as compared with revenues of $138,012 and an operating loss of $998,929 for the preceding fiscal year ended December 31, 1994. The loss of $998,929 for the fiscal year ended December 31, 1994 included a special "non-cash" charge of $830,969 of depletion/amortization to adjust the value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1994, as determined by independent engineering reserve evaluations.

          Revenues of $22,663 for the three month period ended June 30, 1996 produced an operating loss of $53,593 as compared with revenues of $24,417 and a corresponding loss of $13,991 for the similar three month period ended June 30, 1995. The general trend of declining revenues and increasing operating losses as described for the periods set forth above has been caused in substantial part by the fact that the decline in production from the producing wells has not been offset by the discovery of additional production, due to the lack of development funds. This downward trend will continue until expanded drilling programs and/or acquisition of production and reserves can be successfully achieved. Such programs will require additional financing, as will be discussed later.

FINANCIAL CONDITION DISCUSSION

          As of June 30, 1995, the Company had a net worth of $2,120,455 and a working capital deficit of $276,600.

          As of June 30, 1996, the Company had a net worth of $1,870,895 and a working capital deficit of $456,223. The decrease in net worth and the increase in the working capital deficit at June 30, 1996 as compared to June 30, 1995 was caused by the operating losses sustained during the period.

STRATEGY AND BUSINESS PLANS

          The Company's business strategy is to increase its cash flow and oil and gas reserves through exploratory and development drilling and the acquisition of all or a portion of producing properties or energy-related companies. In implementing this strategy the Company plans to do the following:

- -         Initiate the infill drilling and completion program in the
          Westar Joint Venture;

- -         Develop the Richmond acreage by drilling development wells and infill location wells. Certain of the Richmond acreage will be developed in conjunction with Texoil;

- -         Continue the development and enhancement of the
          Taureaux/Lyon properties; and,

- -         Actively pursue business combinations with or the acquisition of producing properties or other energy companies with producing properties. Although the Company is continually seeking business combinations and producing properties for acquisition, no such transactions have been finalized as of the date of this Prospectus.

NEED FOR THE INFUSION OF CAPITAL

          Each of the Company's business strategy objectives delineated above will require investments in excess of capital funds now available to the Company. These funds must be generated from financial institutions through the placement or sale of Empiric's equity or indebtedness. In this regard, the Company made a revised filing of a Registration Statement on April 12, 1996 with the Securities and Exchange Commission seeking to register 1,500,000 shares of the Company's Common Stock for ultimate sale and the infusion of up to $4.5 million, less offering expenses of new equity funds. This Registration Statement has not been approved by the Securities and Exchange Commission. The Company is currently planning to file a revised statement to reflect its proposed method of obtaining needed financing on favorable terms. An underwriter has not been obtained as yet.


                       PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          There were no reports filed.

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EMPIRIC ENERGY, INC.




Date: August 14, 1996             By:_____Clyde E. Skeen______________
                                          Clyde E. Skeen
                                        Chief Financial Officer