Form 10QSB
period 1996-03-31
EMPIRIC ENERGY INC
filed 1996-11-14
CIK 921182

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS
ASSETS

                                                              March 31,
                                      December 31,           (unaudited)
                                     1995       1994       1996       1995
Current assets
  Cash                              $3,198     $2,554     $3,811      $780
  Note receivable-Texoil
    (Note 3)                        31,000         -      42,250         -
          Total current assets
                                    34,198      2,554     46,061       780

Oil and gas properties, using
full cost accounting (Note 3, 4, and 6)
  Properties being amortized     3,601,294  3,244,543  3,601,294  3,244,543
  Properties not being
    amortized (Note 4)              65,000    260,802     85,146    373,885
                                 3,666,294  3,505,345  3,686,440  3,618,428
Less accumulated depreciation,
  depletion, amortization and
  impairment                     1,081,871    984,086  1,107,192    992,873
   Net oil and gas properties    2,584,423  2,521,259  2,579,248  2,625,555

Other assets
  Costs of public offering            -         -          -         42,061
  Other property and equipment,
   at cost, less accumulated
   depreciation                      8,267      9,921       7,234      8,267
  Other                              6,213     19,293       5,518     18,598
          Total other assets        14,480     29,214      12,751     68,926

Total Assets                    $2,633,101 $2,553,027  $2,638,061 $2,695,261


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,
                                      December 31,           (unaudited)
                                   1995       1994       1996       1995
Current liabilities
  Current portion of long-term
   debt (Note 5)                 $   -       $   -      $   -       $   -
  Accounts payable                 253,037     327,473    293,991     383,699
  Due to stockholders               22,628         -       29,178        -
  N/P Texas Central Bank
    (Note 7)                        75,000         -       75,000     100,000
  N/P Lyon Operating Co.
    (Note 3)                        35,000         -       35,000        -
     Total current liabilities     385,664     327,473    433,169     483,699

Long-term debt
  Senior Secured N/P (Note 2
   and 6)                          267,520        -       267,520        -

      Total liabilities            653,184     327,473    700,688    483,699

Stockholders' equity
  Preferred stock, $0.05 par value;
   authorized 2,000,000 shares;
   none issued                        -          -            -         -
  Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued 4,055,500 shares
   (Note 11)                       40,555      38,105      40,555      38,105
  Additional paid-in capital    3,508,043   3,510,494   3,508,043   3,510,493
  Retained deficits            (1,568,681) (1,323,044) (1,611,225) (1,337,036)
   Total stockholders' equity   1,979,918   2,225,554   1,937,372   2,211,561

    Total liabilities and
     stockholders' equity       $2,633,101  $2,553,027  $2,638,061  $2,695,260


STATEMENT OF OPERATIONS

                                   Period Ended           Three Months Ended
                                   December 31,           March 31 (unaudited)
                                1995          1994         1996         1995
Revenues
  Oil and gas sales            $ 85,282     $138,012     $ 20,567     $ 33,048
    Total revenues               85,282      138,012       20,567       33,048

Expenses
  Production                     58,472       80,583       14,544       16,456
  Depreciation, depletion,
   and amortization              97,785       49,733       25,321        8,787
  Full cost ceiling
   adjustment (Note 1)                -      830,969            -            -
  Interest (Note 1 and 6)             -       51,516        7,688            -
  General and administrative    212,412      124,140       26,808       21,796
     Total expenses             368,669    1,136,942       74,363       47,040

Other Income
  Dividend income                33,750            -       11,250            -
  Interest income                 4,000            -            -            -
     Total other income          37,750            -       11,250            -

Loss before provision
   for income taxes           (245,636)    (998,929)     (42,545)     (13,991)

Provision for income taxes
  (Note 8)                            -            -            -            -

NET LOSS                     $(245,636)   $(998,929)    $(42,545)    $(13,991)

Primary earnings per
   share (Note 1)            $   (0.06)   $   (0.25)    $  (0.01)    $  (0.00)


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Period Ended            Three Months Ended
                                   December 31,           March 31 (unaudited)
                                1995           1994        1996          1995

COMMON STOCK
Balance at beginning
  of year                     $ 38,105     $ 60,325     $ 40,555     $ 38,105
Par value of shares issued
  TexOil transaction             2,250            -            -            -
  Lyon Operating transaction       200            -            -            -
  Reverse stock split-1 for 2
     3,016,240 shares                -      (30,162)           -            -
  Conversion of Notes                -        7,942            -            -
    Balance at end of year      40,555       38,105       40,555       38,105

ADDITIONAL PAID-IN CAPITAL
Balance at beginning
  of year                   3,510,494    1,554,684     3,508,044    3,510,494
Reverse stock split-1 for 2
  3,016,240 shares                  -       30,162             -            -
Issuance of stock for:
  TexOil transaction           (2,250)           -             -            -
  Lyon Operating transaction     (200)           -             -            -
  Conversion of Notes               -    1,925,647             -            -
    Balance at end of year  3,508,044    3,510,494     3,508,044    3,510,495

RETAINED DEFICITS
Balance at beginning
  of year                  (1,323,044)    (324,115)   (1,568,680)  (1,323,044)
Loss for the year            (245,636)    (998,929)      (42,545)     (13,992)
    Balance at end of year (1,568,680)  (1,323,044)   (1,611,225)  (1,337,036)

STATEMENTS OF CASH FLOWS

                                   Period Ended            Three Months Ended
                                   December 31,           March 31 (unaudited)
                                1995         1994        1996          1995

Cash flows from operating activities
 Net loss                    $(245,637)   $(998,929)    $(42,545)   $ (13,992)
 Adjustments to reconcile net
  loss to net cash provided
  by operating activities
   DD&A                         97,785        38,317       25,321       8,787
   Depreciation and amorization
   (Increase) decrease in:
     Accounts receivable-trade       -       118,172            -           -
     Prepaid expenses                -             -            -           -
     Other assets               10,298        (9,602)           -     (43,453)
  Increase (decrease) in:
     Accounts payable and
     accrued expenses          (51,809)      (79,030)      40,954      56,226
Net cash provided by
  operating activities        (184,927)     (924,026)      25,458      14,614

Cash flows from investing activities
  Loan made                    (31,000)            -      (12,250)          -
  Capital expenditures        (410,949)      336,554      (20,146)   (116,389)
Net cash used by investing
  activities                  (441,949)      336,554      (32,396)   (116,389)

Cash flows from financing activities
  Short-term notes payable     110,000             -        7,551     100,000
  Proceeds from issuance of
   convertible senior notes    267,520    (1,384,991)           -           -
  Proceeds from issuance of
   common stock                      -     1,933,590            -           -
  Proceeds from sale of oil
   and gas properties          250,000             -            -           -
Net cash provided by investing
  activities                   627,520       548,599        7,551     100,000

Net increase in cash and
  cash equivalents                 644       (38,873)         613      (1,775)
Cash and cash equivalents,
  at beginning of period         2,554        41,428        3,198       2,554
Cash and cash equivalents,
  at end of period             $ 3,198       $ 2,555      $ 3,811     $   779

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NAME CHANGE

                    On January 22, 1993, the Board of Directors voted to change the name of the Company from Emperic Energy, Inc. to Empiric Energy, Inc.

OIL AND GAS PROPERTIES

                    The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition and development of oil and gas reserves, including directly related overhead costs, are capitalized.

                    All capitalized costs of oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicates that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                    In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

                    Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

CAPITALIZED INTEREST

                    The Company capitalizes interest ($8,126 in 1995 and $29,577 in 1994, respectively) on expenditures made in connection with development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.

AMORTIZATION

                    Amortization of origination costs is calculated on the straight-line method over five years.

CASH FLOWS PRESENTATION

                    For purposes of the statement of cash flows management considers time deposits with original maturities of ninety days or less to be cash.

PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Maintenance and repair expenses and renewals and betterments which do not enhance the value or increase the basic productive capacity of the assets are charged to expense as incurred. Depreciation is being provided on the straight-line, declining balance, and accelerated methods over the lives of the assets for tax reporting purposes.

       Estimated useful lives are as follows:
           Office furniture and equipment             5-7 years

                    Depreciation expense for the year ended December 31, 1995, totaled $1,653, and $6,614 for the year ended December 31, 1994.

EARNINGS PER SHARE

                    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations were 3,933,019 in 1995 and 3,734,186 in 1994. Fully diluted earnings per share amounts are not presented because they are not materially dilutive.

NOTE 2 - RELATED PARTY TRANSACTIONS

                    Hill Investors, Inc. ("Hill"), an affiliate of Mr. Ling, has entered into a three year management consulting agreement with the Company whereby Hill provides certain management consulting services, receiving therefor a monthly fee of $7,500. In the event of the death or disability of Mr. Ling or a reorganization of the Company occurs during the term of the agreement, the agreement shall automatically terminate (in the case of Mr. Ling's death or disability) or, in the case of a reorganization, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company including without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling.
Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's by-laws. Hill provided consulting services at a cost of $60,000 in 1995, and $82,850 in 1994.

                    Contemporaneously with the formation of the Company in October, 1992, Hill was issued 1,750,000 shares of the Company's common stock (the "Shares") in consideration for Hill's: (i) assignment to the Company of its working interest in the Smith Well in Holmes County, Mississippi; (ii) causing other unaffiliated persons who owned substantially all of the remaining working interest in the Smith Well to assign their interests in the well to the Company in consideration for Hill's transfer to them of a total of 236,422 of the Shares; and (iii) making available to the Company the opportunity to enter into the farmout agreement which had been negotiated by Hill with Richmond Petroleum, under which the Company subsequently earned its interest in the Richmond acreage. Of the Shares assigned by Hill to owners of interests in the Smith Well, 29,400 shares were transferred to Clyde Skeen Business Consultants, Inc., the majority of the stock of which is owned by Clyde E. Skeen, Secretary, Treasurer and a Director of the Company. Additionally, for services rendered in the formation of the Company, Hill assigned to three persons a total of 87,500 of the Shares, including 50,000 shares to Clyde Skeen Business Consultants, Inc. Clyde
Skeen Business Consultants, Inc. provided consulting services at a cost of $21,000 in 1995, and $36,000 in 1994.

                    As a result of the Texoil transaction described in Note 3 below the Company now owns approximately 23 percent of Texoil Energy Limited's common stock and 100 percent of the 6% preferred stock. If the 6% preferred stock were converted into Texoil Energy Limited's common stock, Empiric would own approximately 34 percent of Texoil's outstanding common stock. The Company has no plans to convert the preferred stock into common stock. In addition, the President of the Company is now a director of Texoil Energy Limited.

                    As explained in Note 6 below, on December 31, 1995, senior secured notes totaling $267,520, were issued to two stockholders.

NOTE 3 - ACQUISITION AND SALE OF OIL AND GAS PROPERTIES

                    In 1992 the Company acquired undivided interests in a producing well located in Mississippi. Current production from this well is being retained by the operator of the well to offset costs it incurred in a major reworking program. Upon receipt of full payment and satisfaction of this obligation, future revenue will revert to Empiric Energy, Inc. This property has been recorded at its fair market value of $1.6 million. This value was based on the discounted value of estimated reserves of the property less a provision for all claims and encumbrances which may be assessed against the property as estimated by management. The estimated reserves were determined in an independent appraisal by outside professional engineers. In exchange for this property and other valuable assets, including the opportunity to acquire the working interests in the Panhandle properties and for obtaining the initial financing to form the company, 1.75 million shares of stock and $125,000 in convertible senior notes were issued.

                    In 1993 the Company acquired an additional 28.5% undivided interest in property in the Texas Panhandle. This additional interest was acquired for the assumption of the debts of the former operator (balances still owed to these vendors are included in vendors payable on the balance sheet) and included a substantial amount of supplies. The amount of the debts assumed plus other expenditures related to the transaction totaled approximately $450,000. Part of this additional interest in the property was sold shortly thereafter for $450,000. The supplies were used on the Company's projects in the Panhandle.

                    Also in 1993 the Company acquired a lease on the property known as the "Brent Ranch" for $100,000. This transaction is discussed further in Note 9.

                    Pursuant to an agreement dated March 23, 1995, between the Company and Texoil Energy, Ltd. (Texoil), a Canadian corporation, Texoil acquired one-half of the Company's interest in approximately 9,300 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch, and 225,000 shares of the Company's
Common Stock. In consideration, the Company received $128,750 cash and a $121,250 note due in August, 1995, 1,000,000 shares of Texoil Common stock and $750,000 principal amount of 6% preferred stock, convertible into 750,000 shares of Texoil Common Stock (offsetting for this transaction went to work in process). Under the terms of the agreement, Texoil is required to drill nine wells on the Brent Ranch and four wells on the Richmond acreage at a total estimated cost of approximately $2,000,000.
The proceeds of the $121,250 note and the proceeds of the private placement will be used to fund the Company's obligations under the Texoil Agreement. Texoil will pay two-thirds of the drilling and testing costs and will share the completion costs equally with the Company. No work is presently being conducted under this agreement due to pending litigation which is discussed in Note 9.

                    On December 21, 1995, the Company entered into an agreement with Lyon Operating Co., Inc. for the purchase of an undivided 72% of the leasehold or working interest in approximately 1,223 acres of land situated in Clay and Jack Counties, Texas. For this interest the Company paid
$30,000 cash, a promissory note for $35,000 with interest at eight percent
(8%) payable on or before March 21, 1996, and 20,000 shares of the Company's stock.


NOTE 4 - OIL AND GAS PROPERTIES NOT SUBJECT TO
                    AMORTIZATION

                    The Company is currently participating in oil and gas development activities in the Texas Panhandle. A determination will not be made about the extent of additional reserves that should be classified as proved reserves as a result of this project until its completion. Consequently, the associated property and development costs have been excluded in computing amortization of the full cost pool. The company will begin to amortize these costs when the project is completed. Costs excluded from amortization consists of the following:

  Year       Acquisition     Property     Development    Capitalized
Incurred        Costs          Sale         Costs         Interest       Total

  1995          $65,000      $  -           $  -          $  -         $65,000


NOTE 5 - CURRENT PORTION OF LONG-TERM DEBT

                    This item consisted of 8% convertible senior notes payable which were converted to common stock in 1994.

NOTE 6 - LONG TERM DEBT

                    On December 31, 1995, the Company issued $267,520, in senior secured notes bearing interest at 8%, payable each six (6) months. The full amount of the principal is due thirty-six (36) months from that date. The notes were issued to two stockholders of the Company.

                    At December 31, 1993, the Company had issued $1,384,991 in convertible senior notes payable. However, since the principal of these notes was payable in three equal quarterly payments beginning April 15, 1994 and ending October 15, 1994 they were carried in "current portion of long-term debt" on the December 31, 1993, statements (see Note 5). Interest on the unpaid principal balance was accrued at the rate of 8% per annum and was paid quarterly. These notes were secured by a Deed of Trust covering all rights, titles, and interests of the Company in the Mississippi and certain Texas properties. These notes were convertible, at the holder's option, into common shares of the Company at the Conversion Price of $2.00 in principal amount for each share of stock. These notes were converted into common stock in 1994.

                    No interest was paid on these notes in 1995. Interest expense for the period ended December 31, 1994, totaled $81,093, of which $29,577 was capitalized.

NOTE 7 - SHORT-TERM NOTES PAYABLE

                    This note bears interest at 12%, matures on April 30, 1996, and is secured by all of the assets of the company.

NOTE 8 - INCOME TAXES

                    The Company has a deferred tax asset of $2,176,145 which they have elected to offset with a valuation reserve of the same amount. Therefore, there is no effect on the Company's books. The net operating loss carry forward available to reduce future taxable income will expire for financial and tax purposes as follows:

                                            Financial            Tax

     December 31, 2007                      $   37,661        $  505,161
     December 31, 2008                         286,454           823,485
     December 31, 2009                         998,929           627,142
     December 31, 2010                         245,636           220,357
                                            $1,568,680        $2,176,145

NOTE 9 - LEGAL PROCEEDINGS

              The lessors of the Brent Ranch filed a lawsuit in the District Court of Moore County, Texas, on July 19, 1995, against Empiric Energy, Inc. for damages and termination of the Oil and Casinghead Gas Lease between the parties dated October 7, 1993, as amended. Plaintiffs allege that the
Company breached the terms of the lease by: (i) failing to plug and abandon six wells on the lease drilled by others; (ii) failing to pay liquidated damage payments by July 15, 1995, for four wells that were required to be drilled by June 22, 1995, but were not drilled; (iii) breach of implied covenants and expressed covenants in the lease to reasonably develop the lease; and, (iv) failing to make minimum royalty payments due under the lease. Plaintiffs seek damages, termination of the lease, court costs, attorney's fees, and interest.

                    The Company received service of process on July 25, 1995, and, based on initial discussions with counsel, believes that the activities undertaken by it, or on its behalf by the operator, with respect to the four wells, including staking the drillsite, signing a drilling contract, obtaining permits from the Texas Railroad Commission, contracting for surface preparation, completion of geological studies and other activities intended in good faith to result in completion of drilling these wells constitutes commencement of drilling as required by the lease. Management intends to vigorously defend the lawsuit. With respect to the claim for damages for failure to plug and abandon the six wells, Management believes that any damages would be minimal. The contractor who has agreed to plug the wells has been paid and is scheduled to complete the work by August 30, 1995.
As a safeguard, the Company has a bid from a second contractor to plug the wells at a cost of $21,000. In either case, the Company is entitled to the usable equipment recovered from the wells.

                    On September 8, 1995, the Plaintiffs filed a motion seeking partial summary judgment on only the alleged breach of contract issues, i.e., liability and damages resulting from the Company's alleged failure to commence the four required wells, to plug the six inactive wells drilled by others, and to remove surface equipment and debris from portions of the property by certain specified agreed dates. The Company responded to such motion alleging that its activities prior to the agreed deadline date were sufficient to constitute commencement of the wells. Additionally, the Company challenged the amount of damages asserted by the Plaintiffs for alleged failure to plug the inactive wells and the alleged extent of, and asserted damages resulting from, failure to perform the clean-up work.

                    On October 31, 1995, the Court determined that the Company failed to commence the four required wells by the stated deadline, and, as a
result, the Company is liable to the lessors in the amount of $200,000.   The
Court further determined that the Company failed to plug the six inactive wells, although the amount of damages resulting from such failure ($66,000 asserted by the Plaintiffs, and inconsequential as asserted by the Company) are to be determined on trial of the case on its merits. The Court further decided that Plaintiffs are entitled to reasonable attorneys' fees from the suit, the amount of which will be determined at trial. Finally, the Court refused to find the Company liable for any clean-up work other than with regard to the six inactive wells.

                    The Company intends to appeal the Court's granting of $200,000 damages for alleged failure to timely commence the four wells.

                    On February 1, 1996, the Company executed a Compromise and Settlement Agreement which is being circulated for signature by the numerous Plaintiffs. It is scheduled for closing on February 29, 1996, but it cannot be determined whether it will be closed on that time, or under the terms in the agreement. The major terms of the agreement are: the Company will release all interests in the Brent Ranch; the Company will pay $25,000 cash at Closing; the Company will complete plugging and site clean-up of the six "Inactive Wells" drilled by others; and the suit will be dismissed and mutual global releases will be signed.

NOTE 10 - OIL AND GAS DATA

                    The following tables provide additional information about the Company's oil and gas development and production activities.

CAPITALIZED COSTS

                    Following is a summary of costs incurred in oil and gas property acquisition and development activities:

                                                       1995         1994
     Unproved Properties
       Acquisitions - Texas                         $130,000     $ 62,500
       Development                                   144,823       96,302
     Proved Properties
       Acquisitions                                      -            -
       Development Costs-Texas                           -        348,683

             Total capitalized costs                $274,823     $507,485

RESULTS OF OPERATIONS

                    Following is a summary of oil and gas producing activities for the year ended December 31, 1995:


                                       Mississippi       Texas         Total
Oil and gas sales                    $        -      $  85,282     $   85,282
Production costs                              -        (58,472)       (58,472)
Depreciation, depletion, and
  amortization                                -        (97,785)       (97,785)
                                              -        (70,975)       (70,975)
Income tax expense                            -              -              -

Results of operations for oil
 and gas producing activities        $        -      $ (70,975)     $ (70,975)
  (excluding corporate overhead and
     financing costs)

                    Following is a summary of oil and gas producing activities for the year ended December 31, 1994:

                                        Mississippi       Texas         Total
Oil and gas sales                    $        -      $ 138,012     $  138,012
Production costs                              -        (80,583)       (80,583)
Depreciation, depletion, and
  amortization                                -        (49,733)       (49,733)
                                              -          7,696          7,696
Income tax expense                            -              -              -
Results of operations for oil and
 gas producing activities            $        -      $   7,696      $   7,696
  (excluding corporate overhead and
     financing costs)

NOTE: There was no production on the Mississippi property in 1994, or 1995, and no production is expected until 1997.

RESERVE INFORMATION (UNAUDITED)

                    The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

                    Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                    The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

RESERVE QUANTITY INFORMATION (UNAUDITED)

                    The following table is a summary of the reserve quantity information (oil reserves are stated in barrels and gas reserves are stated in thousand cubic feet):

                                             1995         1994       Change
Proved reserves - Oil (Barrels)
  Texas - Developed                          7,014       25,960      (18,946)
          Undeveloped                      141,806      160,993      (19,187)
       Texas total                         148,820      186,953      (38,133)
  Mississippi - Developed                   91,722       91,722          -
Total proved reserves - Oil (Barrels)      240,542      278,675      (38,133)

Proved reserves - Gas (MCF)
  Texas - Developed                         15,448       58,211      (42,763)
          Undeveloped                      356,363      403,219      (46,856)
          Texas total                      371,811      461,430      (89,619)
  Mississippi - Developed                2,620,649    2,620,649          -
Total proved reserves - Gas (Mcf)        2,992,460    3,082,079      (89,619)

                    The decrease in the oil reserves in Texas during 1995 consists of production of 16,257 (Barrels) and a revision of previous estimate of (21,876) (Barrels) for a net decrease in oil reserves of 38,133 (Barrels). The decrease in the gas reserves in Texas during 1995 consists of production of 49,260 (MCF) and a revision of previous estimates of (40,359) (MCF) for a net decrease in gas reserves of 89,619 (MCF).

                    There was no change in the oil or gas reserves in Mississippi for 1995.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
  CASH FLOWS (UNAUDITED)

                                                                Discounted
                                              Amount              at 10%

Texas - Developed
   Future cash inflows - Oil              $    113,974
                         Gas                    21,164
                                               135,137
     Less future cash outflows                 105,240
         Net future cash inflows                29,897         $    28,206

Texas - Undeveloped
    Future cash inflows - Oil                2,304,350
                          Gas                  488,217
                                             2,792,568
      Less future cash outflows              1,943,430
          Net future net cash inflows          849,138             477,376

Mississippi - Developed
    Future cash inflows - Oil                1,513,414
                          Gas                2,358,585
                                             3,871,999
       Less future cash outflows               419,274
           Net future cash inflows           3,452,725            2,233,415
                                             4,331,760            2,738,997
*Less estimated income taxes                       -                    -
Total net future cash inflows               $4,331,760           $2,738,997

*No income tax is anticipated because of offsetting net operating losses.

NOTE 11 - REVERSE STOCK SPLIT

                    On March 24, 1994, the Board of Directors authorized a 1-for-2 reverse stock split of common stock to stockholders of record on March 24, 1994. Per-share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 12 - EVENT SUBSEQUENT TO THE DATE OF THE REPORT
            OF INDEPENDENT AUDITOR (unaudited)

Taureaux Agreement

                    The Company has signed an agreement with Taureaux Corporation to purchase a 20 percent net revenue interest in 198.5 acres in Jack County, Texas, for $70,000. The transaction will be recorded on the Company's books by decreasing cash and increasing oil and gas properties.


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

                    In October 1993, the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch, adjacent to the Richmond acreage. In October 1994 and June 1995, the
Company drilled three wells on the Brent Ranch which were determined to
be non-commercial.   Under the terms of the lease, the Company was
required to drill four additional wells by June 22, 1995 and five additional wells by October 1995 and to plug and abandon six inactive wells on the leases which had been drilled by other parties. The lessors of the Brent
Ranch filed a lawsuit in July 1995 against the Company for damages, termination of the lease, costs and attorneys' fees, alleging, among other things, failure to timely drill the four wells required to be drilled by June 22, 1995. Pursuant to a partial summary judgment proceeding in October
1995, the Court determined that the Company was liable to the lessors for $200,000 for liquidated damages, costs and attorneys' fees. The Company and the lessors settled the matter in February 1996 upon the following terms:
The Company released all of its interest in the Brent Ranch leases, paid $25,000 in cash and agreed to complete plugging and clean-up of the six inactive wells drilled by others. The Company was released from its obligation to drill eight additional wells on the Brent Ranch lease and has the right for 60 days to sell the last well drilled to a third-party who has the gas rights and keep the sale proceeds.

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

WESTAR JOINT VENTURE

                    Pursuant to a Definitive Agreement dated April 15, 1996, the Company and Westar Energy, Inc. ("Westar") agreed to jointly participate in the drilling, completion, equipping and operating of approximately 100 oil and/or gas wells in Indiana and Westmoreland
Counties, Pennsylvania (the Agreement). Westar currently owns and operates approximately 500 oil and gas wells in Western Pennsylvania and Northern West Virginia. The Agreement provides for the drilling and completion of a minimum of twenty and a maximum of 100 "infill" wells on the subject acreage, to a depth sufficient to test and obtain production from the Lower Bradford Kane Sands at approximately 4,000 feet. The First
Phase will consist of four segments of five wells, beginning on or about May 15, 1996. The remaining four wells of the First Phase will be commenced at the rate of one well each 21 calendar days with the objective of completing all 20 wells by December 31, 1996. The Company shall have the right, based upon information provided by Westar, at least 30 days prior to completion of the last of the five wells in each segment, to evaluate and determine whether it elects to participate in the drilling of the five wells in the next segment. If, within 20 days after receiving the Westar information as to the next segment, the Company elects not to participate in the drilling of any wells in the Westar proposal, the Agreement will terminate, except as to the wells in which the Company has theretofore participated.

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

                    Revenues of $20,567 for the three month period ended March 31, 1996 produced an operating loss of $42,545 as compared with revenues of $33,048 and a corresponding loss of $13,991 for the similar three month period ended March 31, 1995. The general trend of declining revenues and increasing operating losses as described for the periods set forth above has been caused in substantial part by the fact that the decline in production from the producing wells has not been offset by the discovery of additional production. This downward trend will continue until expanded drilling programs and/or acquisition of production and reserves can be successfully achieved. Such programs will require additional financing, as will be discussed later.

FINANCIAL CONDITION DISCUSSION

                    As of March 31, 1995, the Company had a net worth of $2,211,561 and a working capital deficit of $482,919.

                    As of March 31, 1996, the Company had a net worth of $1,937,372 and a working capital deficit of $385,099. The decrease in net worth at March 31, 1996 as compared to March 31, 1995 was caused by the operating losses sustained during the period. The reduction of the working capital deficit for the same comparitive periods was caused primarily by the Texoil Transaction in which the Company received cash and a note receivable.

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

- Continue the development and enhancement of the Taureaux/Lyon properties; and,

- Actively pursue business combinations with or the acquisition of producing properties or other energy companies with producing properties. Although the Company is continually seeking business combinations and producing properties for acquisition, no such transactions have been finalized as of the date of this Prospectus.

NEED FOR THE INFUSION OF CAPITAL

                    Each of the Company's business strategy objectives delineated above will require investments in excess of capital funds now available to the Company. These funds must be generated from financial institutions through the placement or sale of Empiric's equity or indebtedness. In this regard, the Company made a revised filing of a Registration Statement on April 12, 1996 with the Securities and Exchange Commission seeking to register 1,500,000 shares of the Company's Common
Stock for ultimate sale and the infusion of up to $4.5 million, less offering expenses of new equity funds. This Registration Statement has not been approved by the Securities and Exchange Commission which has responded with comments concerning the proposed financing and the Company is currently engaged in the preparation of responses to these comments. The Company has not secured an underwriting firm for this proposed financing and is in the process of obtaining an underwriter under terms favorable to the Company.


PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   There were no reports filed.

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EMPIRIC ENERGY, INC.




Date: September 17, 1996            By:__Signed by Clyde E. Skeen____
                                        Clyde E. Skeen
                                        Chief Financial Officer