Form 10QSB
period 1996-09-30
EMPIRIC ENERGY INC
filed 1996-11-15
CIK 921182

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

BALANCE SHEETS
ASSETS
                                         September 30
                                             1996            December
                                         (Unaudited)           1995
Current assets
  Cash                                      $20,008             $3,198
  Note Receivable-Texoil                     64,750             31,000
          Total current assets               84,758             34,198

Oil and gas properties, using full
  cost accounting (Note 2)
    Properties being amortized            3,685,940          3,601,294
    Properties not being amortized           65,000             65,000
                                          3,750,940          3,666,294

Less accumulated depreciation, depletion,
  amortization and impairment             1,135,212          1,081,871
    Net oil and gas properties            2,615,728          2,584,423

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation              5,167              8,267
  Other                                       4,127              6,213
    Total other assets                        9,294             14,480
TOTAL ASSETS                             $2,709,780         $2,633,101

The Notes to Financial Statements are an integral part of this statement.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                         September 30
                                            1996             December
                                         (Unaudited)           1995

Current liabilities
  Current portion of long-term
    debt                                   $      -           $     -
  Accounts payable                          313,751             253,036
  Due to stockholders                        50,000              22,628
  N/P Texas Central Bank                    100,000              75,000
  N/P Lyon Operating Co.                     35,000              35,000
     Total current liabilities              498,751             385,664

Long-term debt
  Senior Secured N/P                            -               267,520
      Total liabilities                     498,751             653,184

Stockholders' equity
  Preferred stock, $0.05 par value;
    authorized 2,000,000 shares;
    4,296 issued                                215
  Common stock, $0.01 par value;
    authorized 20,000,000 shares;
    issued 4,055,500                         40,555              40,555
  Additional paid-in capital              3,991,783           3,508,043
  Retained deficits                      (1,821,524)         (1,568,681)
       Total stockholders' equity         2,211,029           1,979,917

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $2,709,780          $2,633,101

The Notes to Financial Statements are an integral part of this statement.

Statements of Operations (Unaudited)

                               Nine Months Ended          Three Months Ended
                                  September 30,              September 30,
                                1996         1995           1996         1995

Revenues
 Oil and gas sales             $ 62,282    $ 77,275      $ 19,051     $ 19,810
   Total Revenues              $ 62,282    $ 77,275      $ 19,051     $ 19,810

Expenses
 Production                      58,943      43,309        21,801       16,042
 Depreciation, depletion,
  and amortization               53,341      57,013        15,138       23,453
 Full cost ceiling
  adjustment                        -           -             -            -
 Interest                        22,093       2,550         6,721        2,550
 General and admin              214,498     161,608       132,129       59,871
   Total expenses               348,875     264,480       175,790      101,916

Other Income
 Dividend income                 33,750         -          11,250          -
 Interest income                    -           -             -            -
   Total other income            33,750         -          11,250          -

Loss before provision for
  income taxes                 (252,843)   (187,205)     (145,488)     (82,106)
Provision for income taxes          -           -             -            -

NET LOSS                      $(252,843)  $(187,205)    $(145,488)    $(82,106)

Primary earnings per
    share (Note 1)              $(0.06)      $(0.05)      $(0.04)      $(0.02)

The Notes to Financial Statements are an integral part of this statement.

Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                  1996                1995

Cash flows from operating activities
 Net loss                                       $(252,843)         $ (187,205)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   DD&A                                            53,341              57,013
   Depreciation and amortization                    5,186               7,047
   (Increase) decrease in:
     Accounts receivable-trade                    (33,750)           (121,250)
     Prepaid expenses                                 -                   -
     Other assets                                     -                (5,250)
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                     60,714             176,100
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      167,352              73,545

Cash flows from investing activities
 Loan made                                            -                   -
 Capital expenditures                             (84,646)             73,123
NET CASH USED BY INVESTING
  ACTIVITIES                                      (84,646)             73,123

Cash flows from financing activities
 Short-term notes payable                          52,372                 -
 Long-term debt retired                          (267,520)                -
 Proceeds from issuance of
    preferred stock                               483,955                 -
 Proceeds from sale of oil/gas properties             -                   -
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                      268,807                 -

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                      16,809                (422)
Cash and cash equivalents, at beginning
  of period                                         3,198               2,554
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                      $ 20,007            $  2,132

The Notes to Financial Statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

(1) See notes to financial statements included in the Company's 1995 Annual Report on Form 10-K.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW - HISTORY

THE COMPANY FROM INCEPTION, SEPTEMBER 1992 TO PRESENT

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

          In October 1993, the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch, adjacent to the Richmond acreage. In October 1994 and June 1995, the
Company drilled three wells on the Brent Ranch which were determined to
be non-commercial.   Soon thereafter, the Company and the Brent Ranch
lessors became engaged in disagreements relative to the Company's requirement to drill additional wells within certain time periods. These disagreements resulted in the filing of a lawsuit in July 1993 against the Company by the lessors for termination of the lease and damages due to alleged failure to timely drill additional wells and other lease non-performance claims. The Court determined that the Company was liable to the lessors for $200,000 covering liquidated damages, attorney's fees and other costs. The matter was then settled fully by the Company agreeing to lease termination, to plug and abandon six inactive wells and to pay $25,000, $10,000 of which was later recovered by the Company retaining and selling the gas rights to certain of the properties.

          After acquiring the Richmond and Brent Ranch properties in the Texas Panhandle area, the Company continued its program of actively seeking the acquisition of promising oil and gas properties directly or through the acquisition of and/or business combinations with other energy companies.
In furtherance of this objective, the Company has completed or is in the process of completing the transactions described next in summary.

TEXOIL AGREEMENT

          Pursuant to an agreement dated March 23, 1995 between the Company and Texoil Energy, Ltd. ("Texoil"), a Canadian corporation,
Texoil acquired one-half of the Company's interest in approximately 9,000 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch and 225,000 shares of the Company's Common Stock. In consideration therefor, the Company received $128,750 cash and a $121,250 note due in July 1995, 1,000,000 shares of
Texoil Common Stock and $750,000 principal amount of 6% preferred stock
(the "6% Preferred Stock"), convertible into 750,000 shares of Texoil
Common Stock. Under the terms of the agreement, Texoil was required to fulfill the Company's obligation to drill nine wells on the Brent Ranch and four wells on the Richmond acreage. The proceeds of the $121,250 note were used to partially fund the Company's obligations under the Texoil Agreement. Texoil paid two-thirds of the drilling and testing costs and shared the completion costs equally with Empiric on the two wells drilled on the Brent Ranch in 1995. Empiric retained 50 percent of its working interest in the leases and any production therefrom. These leases have been canceled as a part of the overall settlement with the Brent Ranch Lessors.

          Depending on available financing, the Company and Texoil may continue to develop the 9000 acres of the Richmond acreage. Under the Texoil Agreement, Texoil is required to pay 66 2/3 percent of the drilling and testing costs of eleven new wells at locations to be mutually agreed upon. Texoil and the Company will share equally the completion costs of, and revenues from, such wells. Texoil may also participate with the Company in the enhancement and development of the Taureaux/Lyon properties described below on mutually agreeable terms.

          The Company owns approximately 26 percent of Texoil's outstanding common stock and 100 percent of the 6% Series A Preferred Stock. If the 6% Series A Preferred Stock were converted into Texoil common stock, the Company would own approximately 38 percent of Texoil's outstanding common stock. The Company has no plans to convert the Series A Preferred Stock into the common stock of Texoil.

          The Company has not been able to proceed with the joint development plans with Texoil since neither company has been able to obtain adequate working capital, although the opportunities and the drilling site acreage is still available.

TAUREAUX/LYON AGREEMENTS

          Pursuant to an agreement dated December 21, 1995 with Lyon Operating Co., Inc. ("Lyon"), the Company acquired from Lyon 72 percent working interest in 1223.2 acres in Clay and Jack Counties, Texas, which includes one producing oil well and eleven non-producing oil wells. As consideration for the Lyon acquisition, the Company paid $30,000 cash, a $35,000 Note and 20,000 shares of its Common Stock.

          In February 1996, the Company agreed to acquire from Taureaux Corporation ("Taureaux"), an affiliate of Lyon, a 20 percent net revenue interest in 198.5 acres in Jack County, Texas, which contains two wells, one of which has been drilled to the lower Ellenberger level at 8700 feet and is awaiting completion and one of which produces minimal gas at a shallower level.

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

          The Company has not been able to proceed with its plans to develop the opportunities acquired as a result of the Taureaux/Lyon agreements. However, the opportunities remain and may be activated as soon as investment capital can be obtained.

WESTAR JOINT VENTURE

          Pursuant to a Definitive Agreement dated April 15, 1996, the
Company and Westar Energy, Inc. ("Westar") agreed to jointly participate in the drilling, completion, equipping and operating of approximately 100 oil and/or gas wells in Indiana and Westmoreland Counties, Pennsylvania (the Agreement). Westar currently owns and operates approximately 500 oil and gas wells in Western Pennsylvania and Northern West Virginia. The
Agreement provides for the drilling and completion of a minimum of twenty and a maximum of 100 "infill" wells surrounded by production on the subject acreage, to a depth sufficient to test and obtain production from the Lower Bradford Kane Sands at approximately 4,000 feet. The First Phase will include a total of 18 wells, consisting of four segments: first segment - 3 wells; second through fourth segment - 5 wells each. Drilling of the first 3-well segment began September 12, 1996, and has now been completed to a total planned depth of approximately 4,000 feet on all three wells. These wells have been logged and analyzed for total reserves and estimated daily production rates by independent analysts. The wells are determined to be commercially productive with total reserves per well estimated from .8 billion cubic feet (Bcf) to 1.6 Bcf, with daily production rates of 300 Mcfpd to 500 Mcfpd. The first well (the Watterson No. 5, White Township, Indiana County, Pennsylvania) has been fraced and completed. This well released and sold gas into the buyer's accumulation line on November 12, 1996. The Company owns 62.5 percent working interest, with 50.0 percent net revenue interest in the first 3-well segment. The objective is to complete all 18 wells of the First Phase by December 31, 1996. The Company shall have the right, based upon information provided by Westar, at least 30 days prior to completion of the last of the five wells in each segment, to evaluate and determine whether it elects to participate in the drilling of the five wells in the next segment. If, within 20 days after receiving the Westar information as to the next segment, the Company elects not to participate in the drilling of any wells in the Westar proposal, the Agreement will terminate, except as to the wells in which the Company has theretofore participated.

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

          Following completion of the First Phase, subject to Westar's ability to identify additional mutually agreeable "infill" drilling locations, the parties intend to drill up to an additional 80 wells, in 20 well phases, in 1997 and 1998. Provided the Company has participated in the drilling of all 20 wells in the First Phase, the Company will have the right to participate in subsequent phases on substantially the same terms and conditions as in the First Phase.

          Excluding the first 3-well segment of the First Phase in which the Company owns 62.5 percent working interest as set forth above, the Company's 75 percent share of the turnkey cost of drilling, completing and equipping each of the remaining wells in the First Phase, the Company shall pay Westar $135,000 per well, $90,000 of which shall be paid in cash prior to commencement of the well, which shall represent payment for 50 percent of the working interest in such well. The remaining $45,000 cost per well for the 20 wells in the First Phase shall be paid by delivery to an escrow agent of 300,000 shares of the Company's Common Stock (15,000 shares per well) (the "Shares") which shall constitute payment for the remaining 25 percent of the working interest in the wells. The Company will agree to register the Shares under the Securities Act of 1933 to enable Westar to sell such Shares in an underwritten offering or from time to time in the open market. Pursuant to a Value Guaranty in the Agreement, Westar will receive $900,000 from the sale of its 300,000 shares. In the event the sale of the 300,000 Shares is not completed by December 31, 1996 or Westar does not receive $900,000 from the sale of the Shares, the Company must compensate Westar for the difference between the Value Guaranty and the net consideration, if any, received by Westar (the "Shortfall"): (i) by purchasing from Westar all or any part of the Shares not sold by Westar or arranging for the purchase by others, or (ii) by issuing to Westar additional shares to make up the Shortfall, or (iii) by reconveying to Westar a portion of the 25 percent working interest in the wells in the First Phase based on the amount of the Shortfall or (iv) if the Shortfall is satisfied by any means other than the issuance of additional shares of Common Stock, all of the unsold Shares held by the escrow agent shall be retransferred to the Company. In the event that the Company elects not to participate in all 20 wells in the First Phase, the Value Guaranty shall be proportionately reduced by $45,000 or 15,000 shares per well.

          In view of the fact that the original drilling program has not progressed on the time frame originally contemplated and that realistically the first 18 wells may not be completed and evaluated by December 31, 1996, the Company will attempt to negotiate with Westar to re-establish a reasonable, yet attainable, revised deadline date for the Value Guaranty portion of the Agreement described above.

          Under the Agreement, the Company has the right until December 31, 1996, to request Westar to sell any part of the Shares in escrow, but not less than 10,000 shares, to any party designated by the Company. In such event, the total sales price will be credited against the Value Guaranty, whether or not Westar elects to sell such Shares. The Company also plans to obtain a more realistic date for substitution in the Agreement for this covenant of the Agreement.

          For its assistance in identifying and participating in the negotiations of the Westar transaction, the Company has agreed to assign to an unaffiliated third party 6.25 percent working interest from its 50 percent working interest in each of the wells acquired by the Company, but not from the 25 percent working interest, which was acquired subject to the value guaranty described above.

          As stated above, the Company has been able to raise only sufficient working capital to obtain an approximate 50 percent interest in the first 3-well segment, but has the right and with the infusion of adequate working capital, expects to expand its working interest to 75 percent as per the complete summary of terms of the Westar Agreement outlined above. The Company expects to receive some cash flow from the Westar program in the next few months.

FINANCIAL RESULTS FOR FISCAL YEAR 1995 - THIRD QUARTER
  AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

          Financial results of Empiric Energy, Inc. for the three month period ended September 30, 1996, included the implementation and the recording of a major debt reduction program wherein $429,555 of total Company debt, including the entire amount of long-term debt ($267,520) was exchanged for 4,296 shares of Series "B" Preferred Stock, $5.00 par value, $100 liquidation per share and convertible into Common Stock of the Company at the rate of 40 Common shares of the Company for each $100 liquidation value per share, equal to $2.50 per each Common share.

          In summary, this transaction eliminated all of the long-term debt, reduced accounts payable and increased the book net worth of the Company as of September 30, 1996, as compared with the book net worth at December 31, 1995 by $230,000, notwithstanding a loss of about $250,000 for the nine month period ended September 30, 1996.

          Revenues of $85,282 for fiscal year ended December 31, 1995 resulted in a loss from operations of $245,636 as compared with revenues of $62,282 and an operating loss of $252,843 for the nine month period ended September 30, 1996. Operating results for the similar nine month period ended September 30, 1995 included revenues of $77,275 and a loss of $187,205.

          Revenues of $19,051 for the three month period ended September 30, 1996 produced an operating loss of $145,480 as compared with revenues of $19,810 and a corresponding loss of $82,106 for the similar three month period ended June 30, 1995. The general trend of declining revenues and increasing operating losses as described for the periods set forth above has been caused in substantial part by the fact that the decline in production from the producing wells has not been offset by the discovery of additional production, due to the lack of development funds. This downward trend will continue until expanded drilling programs and/or acquisition of production and reserves can be successfully achieved. Such programs will require additional financing, as will be discussed later.

FINANCIAL CONDITION DISCUSSION

          As of September 30, 1996, the Company had a net worth of $2,211,029. This amount increased from the year ended December 31, 1995 because of the debt reduction transaction explained above. The working capital deficit at September 30, 1996 was $413,997 as compared to a working capital deficit of $380,192 at September 30, 1995.

NEED FOR THE INFUSION OF CAPITAL

          Each of the Company's business strategy objectives delineated below will require investments in excess of capital funds now available to the Company. These funds must be generated from financial institutions through the placement or sale of Empiric's equity or indebtedness. In this regard, the Company made a revised filing of a Registration Statement on April 12, 1996 with the Securities and Exchange Commission seeking to register 1,500,000 shares of the Company's Common Stock for ultimate sale and the infusion of up to $4.5 million, less offering expenses of new equity funds. This Registration Statement was withdrawn with the approval of the Securities and Exchange Commission on August 13, 1996. The Company is currently planning to file a revised statement to reflect its proposed method of obtaining needed financing on favorable terms. An underwriter has not been obtained as yet.

STRATEGY AND BUSINESS PLANS

          The Company's business strategy continues to be the development of plans and programs to increase its cash flow and oil and gas reserves through exploratory and development drilling and the acquisition of all or a portion of producing properties or energy-related companies. In implementing this strategy the Company plans to do the following:

- Continue and increase the drilling and completion program to the maximum extent of the Westar Joint Venture Agreement described above, so long as positive results are experienced;

- Develop the Richmond acreage by drilling development wells and infill location wells. Certain of the Richmond acreage will be developed in conjunction with Texoil;

- Continue the development and enhancement of the Taureaux/Lyon properties; and,

- Actively pursue business combinations with or the acquisition of producing properties or other energy companies with producing properties. Although the Company is continually seeking business combinations and producing properties for acquisition, no such transactions have been finalized as of the date of this report.


                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          There were no reports filed.

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EMPIRIC ENERGY, INC.




Date: November 15, 1996                  By:_____Clyde E. Skeen______________
                                         Clyde E. Skeen
                                         Chief Financial Officer