Form 10KSB
period 1996-12-31
EMPIRIC ENERGY INC
filed 1997-04-16
CIK 921182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                    FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended: December 31, 1996

Commission file number #1-13162

                            EMPIRIC ENERGY, INC.
              (Name of small business issuer in its charter)

              Texas                                     75-2455467
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

    8201 Preston Road, Suite 580
           Dallas, Texas                                   75225
(Address of principal executive offices)                (Zip Code)

          (214) 265-8392
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                       Name of each exchange
                                          on which registered

Common Stock ($.01 par value)               Over the Counter

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND - FROM INCEPTION TO PRESENT

              Empiric Energy, Inc. ("Empiric" or "Company") is a Delaware corporation formed in 1992 as an independent natural resources company. Empiric is engaged in oil and gas production in the continental United States. Empiric's principal oil and gas producing properties are located in Texas and Pennsylvania. The Company also owns 100 percent of the working interest in a gas well in Holmes County, Mississippi, which is not currently producing.

              The Company is an independent oil and gas exploration and production company operating in the Hugoton Panhandle Field (the
"Panhandle Field") which extends from West Texas through Central
Oklahoma into Western Kansas. During 1992 and 1993, the Company participated in a 20 well drilling program on leases in Moore and Potter Counties, north of Amarillo, Texas resulting in wells producing from the Red Cave Sandstone Formation. As a result, the Company earned a 41.5 percent working interest in approximately 26,755 gross acres covered by oil and casinghead gas leases (the "Richmond acreage").

                In October, 1993 the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch, adjacent to the Richmond acreage. The Company drilled three non-commercial wells on the Brent Ranch in October 1994 and June 1995 and was required to drill four additional wells by June 22, 1995 and five wells by October 1995. A dispute arose with the lease holders over the timely drilling of the wells to be commenced by June 22, 1995, which resulted in termination of the Brent Ranch lease and of the Company's obligations to drill eight additional wells.

              On March 31, 1994, the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to 500,000 Units at $10.00 per Unit in a "best efforts" underwriting. Each Unit consisted of three shares of the Company's Common Stock and one Warrant to purchase one share of Common Stock at $4.25 per share for a five year period. The Public Offering was closed on October 14, 1994 with net proceeds to the Company of $2,226,000 from the sale of 252,266 Units after Underwriter commissions and expenses. At the time of the original underwriting, the Company's development drilling and acquisition growth plans were based on the receipt of approximately $5,000,000, only about one-half of which was obtained. This shortfall of available capital has restricted the Company's growth to achieve a continuing profitable status. The Company has attempted to raise additional capital through private placements of debt/equity and from conventional financing sources with limited success.

              Pursuant to an agreement dated March 23, 1995 between the Company and Texoil Energy, Ltd. ("Texoil"), a Canadian corporation,
Texoil acquired one-half of the Company's interest in approximately 9,300 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch and 225,000 shares of the Company's Common Stock. In consideration therefor, the Company received $128,750 cash and a $121,250 note, 1,000,000 shares of Texoil Common Stock and $750,000 principal amount of 6% preferred stock (the
"6% Preferred Stock"), convertible into 750,000 shares of Texoil Common Stock. Under the terms of the agreement, Texoil was required to fulfill the Company's obligation to drill nine wells on the Brent Ranch and four wells on the Richmond acreage. In view of the cancellation of the Brent Ranch Agreement along with the settlement of the legal dispute, this requirement on the part of Texoil is no longer in effect.

              In December 1995, the Company acquired 72 percent working interest in a 1240 acre tract in Clay and Jack Counties, Texas, on which there is one producing oil well and eleven non-producing wells.

              On March 21, 1996, the Company signed a letter of intent with Westar Energy, Inc. ("Westar") to take part in a joint venture drilling program for approximately 100 gas wells (subsequently reduced to 88 wells), which will be drilled in "segments". The number of wells to be drilled in each "segment" will be mutually agreed upon between the parties. The drilling program will be carried out on leases owned or to be acquired by Westar in Indiana and Westmoreland Counties, Pennsylvania. The actual drilling sites are subject to mutual agreement. Empiric will receive up to 75 percent working interest, 50 percent of the working interest to be paid in cash and the remaining 25 percent working interest to be paid for by the issuance and guaranty of the value of the Common stock of Empiric. When the first agreed upon segments have been drilled and completed, Empiric has the right to continue with segments of wells to be mutually agreed upon for a total of 100 wells for a total investment of $13,500,000, including cash and Common stock at the rate of $135,000 per well for a 75 percent working interest.

              Westar will earn a 15 percent reversionary interest after Empiric has received its entire investment, cash and the value of Common stock, plus 110 percent. Empiric is guaranteeing a value of $3.00 per share for all shares accepted by Westar for a certain time after drilling has been completed on each segment of wells completed.

              As of December 31, 1996, two segments - comprising three wells each - had been identified, with drilling operations completed on the First Segment of three wells. The total reserves of the First Segment are estimated to range from .773 Bcf to 1.6 Bcf per well, with average daily aggregate production rates in the 450 Mcf per day range.

              As of the date of this report, drilling has been completed on the Second Segment of three wells, with approximately similar production and proved reserve results. The Third Segment will consist of two wells and drilling will commence in the near future, the sites having been selected and drilling permits obtained. (Refer to Shareholder Report dated April 15, 1997 for a current status of the program).

              During 1996, oil production from the Texas properties was 4,436 Bbls for which the Company received an average price per barrel of $21.41 as compared to 5,153 barrels of oil produced in 1995 at an average price of $16.55. Gas production on the Texas properties in 1996 was minimal due to the late hookup of the sales lines and the negotiation of an acceptable gas sales contract. There was no production during 1996 on the Company's Mississippi properties and no gas sales revenue was received prior to December 31, 1996 on the Westar project in Pennsylvania.

              Empiric has obtained outside investors to finance its required cash investment for a 50 percent working interest the First, Second and Third Segments of the Westar Drilling Program, totaling eight wells. These investors will receive 80 percent of the revenues applicable to each working interest, with Empiric receiving 20 percent until such time as the investors receive cumulatively up to 117 percent of their original investment. At that point, Empiric will receive 50 percent of the total revenues applicable to the investors 50 percent working interest over the remaining productive life of the wells.

              The Company is also actively seeking the acquisition of additional producing and non-producing oil and gas leases directly or through the acquisition of or business combinations with all or a portion of energy-related companies or properties.


ITEM 2.  DESCRIPTION OF PROPERTY

OIL AND GAS PROPERTIES
              The following is a description of the Company's natural resource properties. The Company has no agreement for sales of oil and gas to foreign governments or authorities.

              The Company has interests in oil and gas leases and wells in the Thornton (Smackover) Field located in Holmes County, Mississippi, the Panhandle Field of Texas, primarily in Moore and Potter Counties, and in Clay, Jack and Jones Counties, Texas, as well as in Indiana and Westmoreland Counties, Pennsylvania.

              HOLMES COUNTY, MISSISSIPPI. The Company was incorporated in September 1992 and acquired substantially all of the working interest of the Thomas E. Smith 9-2 Well No. 1 (the "Smith
Well"), a producing gas well in Mississippi, in exchange for 1,750,000 shares of its Common Stock from the working interest owners, including
Hill Investors, Inc. ("Hill"), a company controlled by James J. Ling, the Chairman and Chief Executive Officer and a director of the Company. The Company owns a 100 percent working interest in the Smith Well, a gas well completed at 11,800 feet in the Smackover Formation in the Thornton Smackover Field. Although not currently producing, the well produced on a test gas and condensate through a nearby TXG gas plant at rates up to 800 Mcf of gas and 30 Bbls of condensate per day. The Smith Well required extensive workovers. Empiric has paid $65,000 in cash against these costs and is due these payments and other credits which are subject to confirmation audits and negotiations with the operator. The Company is not able to accurately predict when it will receive any cash flow from the well but believes production and cash flow will begin in the latter part of 1997. The gas treatment plant will not resume operations until the quantities of raw gas from adjacent gas fields become available for economic processing. The Company has been advised that other drilling is planned and it is anticipated that sufficient quantities of raw gas will become available in order that the plant can resume economic operations by the end of 1997.
Even when production recommences, the amount of production will be restricted to avoid water coning. The gas produced from the well contains 48 percent carbon dioxide and three percent hydrogen sulfide which require separation from the gas, resulting in a lower wellhead price; however, no assurances can be given that the sale of oil and gas produced from the well will be adequate to return the operator's costs.

              PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas.
It is one of the largest gas fields in the United States and is estimated to contain reserves that exceed 70 trillion cubic feet of gas and 1.5 billion barrels of oil.

              In 1992 and 1993 the Company participated in a 20-well drilling program on the Richmond acreage in the Panhandle Field of Moore County to earn a 41.5 percent working interest (31.9 percent net revenue interest) in 26,755 acres covered by oil and casinghead gas leases from Richmond Petroleum, Inc. ("Richmond Petroleum"). This drilling, initially resulted in the completion of 18 commercial wells as pumping Red Cave Sandstone oil producers ranging from poor to sometimes better-than-average. Of these 18 wells, six were shut in because of decline in production which the Company believes resulted primarily from inadequate initial completion techniques. In addition to the 20 well drilling program, Empiric recompleted as a producer a shut in well which was acquired with the leases. In early May, 1993, the Company and a non-affiliated working interest owner removed the operator of the Richmond acreage because of their dissatisfaction with the drilling and completion practices on certain wells. These practices included incorrectly recording well locations, failure to drill wells to agreed depths, drilling wells too close together, not using surface casing, failure to perforate all production zones and using inappropriate fracture treatments. The Company subsequently discharged the operator for cause and acquired his 28.5 per cent working interest in exchange for 5,000 acres. As a result of this transaction the Company owned an approximate 70 percent working interest in 21,755 acres.

              In September 1993, the Company sold to Red Cave Limited Liability Company ("Red Cave") for $450,000 a 28.5 percent working interest in approximately 1,405 gross acres of the Richmond acreage on which 22 wells were producing or deemed capable of production. As part of such consideration, the Company also sold to Red Cave a 7.5 percent working interest in undeveloped leases covering the remaining 20,350 acres of the Richmond acreage owned by the Company and an option to purchase a 25 percent working interest in the Brent Ranch lease, which was not exercised.
The Company also granted to Red Cave a one year option to purchase an additional 20 percent working interest in such undeveloped Richmond acreage for additional consideration of $183,231. This option expired without exercise.

              PENNSYLVANIA PROPERTIES. In March 1996, Empiric entered into an agreement with Westar Energy, Inc. ("Westar") for an approximate
100 well infill drilling project in Indiana and Westmoreland Counties, Pennsylvania. Permits have already been obtained for approximately fifty infill drilling locations. All locations selected to date are surrounded by producing wells drilled approximately twenty years ago with initial potential ranging from 750 to 3,000 Mcfpd. Empiric has contracted for a 75 percent working interest (60 percent N.R.I.) to drill the wells for a total turn-key cost of $180,000 per well with Empiric's 75 percent working interest to cost $135,000 per well, $45,000 in the form of 15,000 shares of Empiric Common stock subject to a $3.00 per share guarantee by Empiric to become effective after the completion of the last well in each drilling segment.

PLANNED ACTIVITIES
              As described elsewhere in this report, the Company has substantial leasehold properties which Management believes are very promising of containing hydrocarbons which can be developed and produced in commercially attractive quantities. It is also evident that the Company's total acreage can not be explored and developed in the short term; however, all of the leases are held and perpetuated by the production of long life gas wells owned by the gas rights holders. Further, the Company does not have sufficient capital to develop all available properties. The Company will continue to seek capital on terms attractive to its shareholders and will utilize its financial resources on a priority basis favoring the most attractive first, then utilizing cash flow from operations to continue with further developments.

PRODUCTIVE WELL SUMMARY
              The following table sets forth certain information regarding the Company's ownership, as of December 31, 1996, of productive wells in the areas indicated.

                                          Productive Wells

                            Oil                Gas                Total
                        Gross    Net      Gross     Net       Gross     Net
Texas
  Baker 39               12.0    5.0        --       --        12.0     5.0
  Thompson 23             1.0    0.4        --       --         1.0     0.4
  Sneed 53                1.0    0.4        --       --         1.0     0.4
Mississippi
  Smith (1)                --     --        1.0      1.0         1.0    1.0
Pennsylvania (2)           --     --        3.0      1.6         3.0    1.6
  Totals                 14.0    5.8        4.0      2.6        18.0    8.4


(1) This well is currently shut-in. It is expected that production will not begin earlier than November 1997.
(2) Assumes approximately 54% working interest remaining after all investor costs, owner "backins" and finder commissions.

ACREAGE
              The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December
31, 1996.

                            Developed         Undeveloped           Total
                       Gross       Net      Gross       Net     Gross     Net

Lyon Operating          1223       881       -0-       -0-      1223       881
Richmond Acreage         220        92     21,535    13,211    21,755   13,302
Mississippi              320       320       -0-       -0-        320      302
  Total                 1763      1293     21,535    13,211    23,298   14,503


NOTE: Does not include Pennsylvania properties in which Empiric owns working interest in the well bores only.

ITEM 3.  LEGAL PROCEEDINGS

              There are no outstanding legal proceedings of a material nature regarding the business affairs of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

              No matters have been submitted to the vote of security holders through the date of this report.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

              The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The
Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common
Stock as reported by the Boston Stock Exchange for the periods indicated in 1996 and from America Online service regarding the OTC market.

                                         High         Low       Close
                         Volume          Bid          Bid        Bid
1996
  First Quarter            22,700          1           1/4        1/4
  Second Quarter           37,000         5/8          1/8        5/8
  Third Quarter            16,800         1/2          1/8        1/8
  Fourth Quarter           34,000         1/2          1/8        1/8
1997
  First Quarter
   Thru 3/31/97           136,200         5/8          3/8        9/16

              As of March 24, 1997, there were approximately 581 record and beneficial holders of the Common Stock and Series A Warrants.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND FINANCIAL RESULTS

              The following schedule sets forth in summary form the financial results of operations of the Company since its inception in October 1992 through December 31, 1996.

YEAR          REVENUES        PROFIT/LOSS            COMMENTS

1992          Minimal           Minimal       Only 3 months of operations
1993          $191,958        ($286,454)
1994          $138,012        ($998,929)      See Note 1
1995          $ 85,282        ($245,636)
1996          $ 94,798        ($491,446)      See Note 2 below

Note 1: Includes a special "non-cash" charge of $830,000 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1996 in accord with independent engineering reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Note 1 of the Financial Statements.
Note 2: Includes a special "non-cash" charge of $431,000 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1996 in accord with independent engineering reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Note 1 of the Financial Statements. The end of year 1996 reserve evaluation for the Texas
Panhandle properties was substantially reduced due to the independent engineer's re-evaluation downward, based upon actual initial potential tests of the wells and actual production decline curves as extrapolated therefrom. During 1996, the Management of the Company earned $135,000 of consulting fees from a non-affiliated company for investment advice and assistance regarding energy-related opportunities. This amount was included as "other income" in the financial statements.

From the outset, operations in West Texas have been adversely affected by improper drilling, completion and maintenance practices performed by a non-affiliated operator who was later removed for cause and his interest purchased by the Company. Although casinghead gas was available from the first wells drilled and completed in 1992, a suitable gas sales contract was not available until mid-1995 and no gas was sold until subsequent to that time.

              The Company drilled three unsuccessful wells in 1994/1995 in the West Texas Panhandle Brent Ranch properties, two of the wells in conjunction with Texoil, Inc. at a total cost of more than $300,000.
Although many other promising drill sites are available on Company-owned leasehold properties, the Company has not been able to obtain capital to develop these opportunities.

              In 1996, the Company closed an agreement with Westar to drill up to 100 wells on "infill" drilling sites surrounded by producing wells. As of December 31, 1996, three of these wells (referred to as the First
Segment) were completed with successful results and placed on-line. No revenues were booked in 1996 on these Pennsylvania properties since revenues were not received until March 1997. Three additional wells
(referred to as the Second Segment) have been completed through the date of this report with similar successful results. A Third Segment consisting of two wells is being readied for drilling. The Company anticipates receiving substantial revenues in 1997 from the Westar project in Pennsylvania, limited only by the amount of capital which can be obtained to further the development and completion of up to 100 "infill" wells all proximate to producing wells.

              Although the drilling results on the completed gas wells through December 31, 1996 on the Westar Project in Pennsylvania have produced gas reserves applicable to the Company's interest, the Company as a matter of conservatism has not elected to include such reserves in the total year end reserve calculations referred to above in Note 2 relating to the substantial one-time charge to earnings recorded for the year 1996.

              A comparison of the Company's balance sheet position at the year ended 1995 and 1996 discloses the complete elimination of long-term debt in the total amount of $267,520 which was eliminated by the exchange of preferred stock and a portion of which was also issued in exchange for other debt incurred during the normal course of business operations during the calendar year 1996. The total debt-for-equity exchange program during the year 1996 resulted in an increase in stockholders' equity of approximately $30,000 notwithstanding a recorded book loss of $491,000 for the year.

LIQUIDITY
              As of December 31, 1996, the Company had no long-term debt and an equity-to-debt ratio of about 4.5-to-1. On the other hand, the Company had a working capital deficit of approximately $350,000. Although these ratios are improved from comparative numbers at the beginning of the year (about 3-to-1 and $600,000 respectively), the Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs on Company-owned or contractually held acreage, for debt reduction and for acquisition of producing properties to obtain cash flow.

ITEM 7.  FINANCIAL STATEMENTS

              The following financial statements are included as part of this Form 10-KSB following the signature page:
                                                                Page
  Independent Auditors Report as of December 31, 1996            F-2
  Consolidated Balance Sheets - Comparative 1995/1996            F-4
  Statements of Operations - Comparative 1995/1996               F-5
  Statements of Cash Flow                                        F-7
  Notes to Financial Statements                             F-8 thru F-16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                            ITEM III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
              OF THE EXCHANGE ACT

              The Company has two executive officers and two directors, James
J. Ling, Chairman and Chief Executive Officer, and Clyde E. Skeen,
Secretary, Treasurer and Chief Financial Officer.  The Company engaged
Thomas A. Goff as a consultant from December 1992 to December 1995 and may employ his services as needed in the future. Following is a brief summary of the business background and experience of Messrs. Ling and
Skeen:

         James J. Ling. James J. Ling, age 74, is a co-founder of the Company and has been Chairman of the Board, Chief Executive
      Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services. Mr. Ling founded Ling Electronics in 1955 and through a series of mergers and acquisitions, which included Temco Aircraft Corporation, Chance Vought, Wilson & Co., Braniff
      Airlines, Jones & Laughlin, and National Car Rental, guided the conglomerate, LTV, to a position among the largest industrial companies in the nation. Mr. Ling resigned his positions with LTV in 1971 and disposed of all his stock in the Company. From
      November, 1989, until January, 1992, Mr. Ling was Chairman of the Executive Committee, Chief Executive Officer (when the
      Executive Committee was not in session) and a member of the Finance and Personnel Compensation Committees of Avacelle, Inc., an aircraft parts manufacturer. In March, 1992, subsequent to Mr. Ling's resignation, Avacelle, Inc. filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code. Avacelle's
      Plan of Reorganization was approved in October 1993 and Avacelle is currently in operation. Mr. Ling was also formerly the President and a director of San Gabriel Development Corporation ("San
      Gabriel") whose only asset was the Smith Well in Holmes County, Mississippi. In November 1991, San Gabriel filed a voluntary petition pursuant to Chapter 7 of the United States Bankruptcy Code and the assets of San Gabriel were abandoned by the Trustee in Bankruptcy to the secured creditors, who received shares of the Company's Common Stock as payment in full for the indebtedness.

           Clyde E. Skeen. Clyde E. Skeen, age 80, is a co-founder of the Company and has been a Director, Secretary and Treasurer of the Company since November, 1992. From January, 1987 to June,
      1989, Mr. Skeen was Executive Vice President of Bell Textron, Inc. in charge of the V-22 Osprey Program of Bell Helicopter Company and Boeing Vertol Company. From 1979 until his retirement in 1985, Mr. Skeen was Senior Vice President of The Boeing
      Company, in charge of all government business operations and a member of Boeing's senior management council. From 1985 to 1987, Mr Skeen was a full-time consultant to Boeing on a variety of government and management issues. Mr. Skeen joined Boeing in 1940 upon earning a Bachelor's Degree in Business Administration from Pittsburg State College, Kansas, and from 1949 to 1960 he held various corporate officer positions including Controller, Vice President and Director of Program Management for Boeing's space and intercontinental ballistic missile programs. In 1960, Mr. Skeen joined Temco Aircraft Corporation as a Director, Executive Vice President and General Manager and was instrumental in the formation of Ling-Temco-Vought, Inc. (LTV) in 1961. In 1964,
      Mr. Skeen was elected President of LTV, a position he held until his resignation in 1971. Mr. Skeen is also President of Clyde Skeen Business Consultants, Inc., a private business consulting firm, a majority of the stock of which is owned by Mr. Skeen. From November, 1989, until January, 1992, Mr. Skeen was Chairman of the Finance and Personnel Compensation Committees, Chief
      Financial Officer, a member of the Executive Committee, Secretary and Treasurer of Avacelle, Inc. In March 1992, subsequent to Mr. Skeen's resignation, Avacelle, Inc. filed a voluntary petition pursuant to Chapter 11 of the U. S. Bankruptcy Code. Avacelle's Plan of Reorganization was approved in October 1993 and Avacelle is currently in operation.

ITEM 10.  EXECUTIVE COMPENSATION

              The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 1993, 1994, 1995 and 1996.

                            Summary Compensation Table

Name/Position          Fiscal Year       Salary (1)(2)     Bonus/Other Comp.

James J. Ling(1)           1993             $90,000            None
                           1994             $90,000            None
                           1995             $90,000            None
                           1996             $90,000            None
Clyde E. Skeen(2)          1993             $30,000            None
                           1994             $30,000            None
                           1995             $42,000            None
                           1996             $42,000            None

(1) Mr. Ling does not receive compensation directly from the Company. Under the terms of a management consulting agreement entered into between the Company and Hill, Hill provides management consulting services for which the Company pays Hill a monthly fee of $7,500.
(2) Mr. Skeen does not receive compensation directly from the Company, but is paid through Clyde Skeen Business Consultants, Inc., which is paid by the Company.
(3) Because of the Company's working capital condition, neither Mr. Ling nor Mr. Skeen has received cash compensation through their respective associated companies for part of the year 1994 and all of the year 1995 and 1996. They have received notes payable which are or have been recorded on the books of the Company.

              In the opinion of Mr. Ling and Mr. Skeen, the fact that they are compensated through consulting contracts rather than directly from the Company has no adverse effect on their duties and fiduciary obligations to the Company as officers and directors. Both Mr. Ling and Mr. Skeen devote substantially all of their time to the business of the Company and are not engaged in significant outside activities.

1994 STOCK OPTION PLAN
              The Board of Directors of the Company, on January 10, 1994, adopted a stock option plan (the "Plan") to provide for the grant of non-qualified stock options to employees and advisors of the Company. A total of 250,000 shares has been authorized and reserved for issuance under the Plan, subject to adjustment to reflect changes in the Company's capitalization in the event of a stock split, stock dividend or similar event. The Plan is administered by the Board of Directors who has the sole authority to interpret the Plan, to determine the persons to whom options will be granted, the number of options granted, the exercise price, duration and other terms of the options. On January 10, 1994 the Board of Directors granted the following options, subject to approval of the Plan by the stockholders of the Company: Hill Investors, Inc., 75,000 shares;
Clyde Skeen Business Consultants, Inc., 40,000 shares; and, Pamela
McMahon, 15,000 shares. All options are exercisable at an exercise price of $1.00 per share. The options granted to Hill Investors, Inc. and Clyde Skeen Business Consultants become exercisable 1/12 each month, cumulatively beginning 30 days after grant. Ms. McMahon's options become exercisable 1/24 each month, cumulatively beginning 30 days after grant. No option is exercisable after five years from the date of grant unless earlier terminated because of death, disability, termination of employment or cessation of services to the Company. The Plan was approved by stockholders of the Company on March 29, 1994. Ms.
McMahon exercised an option to purchase 2,500 shares on December 20, 1994.

              On May 14, 1996, the Board of Directors authorized an additional 250,000 shares to be set aside for issuance under the Plan bringing to 500,000 the total shares authorized for the Stock Option Plan and, on that date, also awarded additional stock options as follows:

a. Five (5) year option granted to Pamela A. Miser to purchase up to 15,000 shares at a purchase price of $1.00 per share;
b. Five (5) year option granted to Clyde Skeen Business Consultants, Inc. to purchase up to 40,000 shares at a purchase price of $1.00 per share;
c. Five (5) year option granted to Hill Investors, Inc. to purchase up to 75,000 shares at a purchase price of $1.00 per share.

The above options are subject to all the same conditions and covenants of the original Stock Option Plan dated January 10, 1994.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

              The following table sets forth the number of shares of Common Stock and Series A Warrants held by the principal Officers and Directors of the Company as of December 31, 1995:

   Name                Shares Beneficially Owned         % of Class
                         Common        Warrants       Common      Warrants

James J. Ling(1)        781,105         18,095         18.0%         7.2%
Clyde E. Skeen(2)       305,750         28,250          7.0%        11.2%

(1)  Includes 374,525 shares of Common Stock held by the Dorothy Ruth
Ling Trust, of which Mr. Ling is Trustee; and, 406,580 shares of Common Stock held by Hill Investors, Inc., of which Mr. Ling is President.
(2) Clyde Skeen Business Consultants, Inc. is a corporation, of which the majority of the stock is owned by Mr. Skeen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS

              The Company entered into a three year management consulting agreement with Hill Investors, Inc. ("Hill") dated October 1, 1992, whereby Hill provides the services of Mr. Ling as Chairman and Chief
Executive Officer of the Company for which Hill receives a monthly fee of $7,500.00. In the event of the death or disability of Mr. Ling during the term of the agreement, the agreement shall automatically terminate or, in the case of a reorganization of the Company during the term of the agreement, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company, including, without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's By-Laws. The Company has renewed the agreement with Hill until October 1, 1997 on the same terms and conditions.

              Hill is a Delaware corporation which currently owns 406,580 shares or about 8 percent of the Company's outstanding Common Stock. Mr.
Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

              Shareholder Report dated April 15, 1997 is attached.

              There were no Form 8-K reports filed during the year 1996.

SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.