Form 10KSB/A
period 1996-12-31
EMPIRIC ENERGY INC
filed 1997-04-29
CIK 921182

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

                            EMPIRIC ENERGY, INC.


                            By: _______________________________________
                                James J. Ling, President


                            By: _______________________________________
                                Clyde E. Skeen, Chief Financial Officer



                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Empiric Energy, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Empiric Energy, Inc.
as of December 31, 1996, and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three year the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December
31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1996, the Company incurred a net loss of $491,446, including a ceiling test adjustment of $430,993. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure it's financing arrangements, and to continue it's present short-term financing, or obtain alternative financing as required. It is not possible to predict the outcome of future operations or whether the necessary alternative financing may be arranged, if needed. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants                      April 14, 1997


                          Empiric Energy, Inc.
                             Balance Sheets

ASSETS
                                                           December 31,
                                                     1996               1995
Current assets
  Cash                                           $   1,084          $   3,198
Accounts receivable                                 69,217                -
  Note receivable-Texoil (Note 3)                   31,000             31,000
       Total current assets                     $  101,301        $    34,198

Oil and gas properties, using full cost
 accounting (Note 1 and 3)
  Properties being amortized                     3,894,172          3,601,294
  Properties not being
       amortized (Note 1)                             -                65,000
                                                $3,894,172         $3,666,294
Less accumulated depreciation, depletion,
 amortization and impairment                     1,535,833          1,081,871
   Net oil and gas properties                   $2,358,339         $2,584,423

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation                     4,133              8,267
  Other                                              2,742              6,213
       Total other assets                            6,875             14,480
Total Assets                                    $2,466,515         $2,633,101


                                EMPIRIC ENERGY, INC.
                                   Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         December 31,
                                                    1996              1995
Current liabilities
   Accounts payable                          $    257,713        $    253,037
   Due to stockholders                             22,627              22,628
   Notes payable (Note 4)                         174,850             110,000
      Total current liabilities              $    455,190        $    385,665

Long-term debt
   Senior Secured N/P (Note 4)                       -                267,520
                                                     -                267,520
       Total liabilities                     $    455,190        $    653,185

Stockholders' equity
   Preferred stock, $100, par value;
      authorized 2,000,000 shares;
      4,488 and none outstanding,
      respectively                                448,803                 -
   Common stock, $0.01 par value;
      authorized 20,000,000 shares;
      4,330,737 and 4,055,537 shares
      outstanding, respectively                    43,307              40,555
   Additional paid-in capital                   3,579,342           3,508,043
   Retained deficits                           (2,060,127)         (1,568,681)
       Total stockholders' equity             $ 2,011,325         $ 1,979,917

Total liabilities and stockholders'
    equity                                    $ 2,466,515         $ 2,633,102


                              EMPIRIC ENERGY, INC.
                            Statements of Operations
                                 December 31,

                                         1996            1995          1994

Revenues
   Oil and gas sales               $    94,978      $   85,282     $  138,012
       Total revenues                   94,978          85,282        138,012

Expenses
 Production                             86,087          58,472         80,583
 Depreciation, depletion,
     and amortization                   22,969          97,785         49,733
 General and admin.                    196,038         212,412        124,140
 Interest (Note 1)                      36,938            -            51,516
 Full cost ceiling
  adjustment (Note 1)                  430,993            -           830,969
      Total expenses              $    773,025      $  368,669     $1,136,942

Other Income
 Dividend income                        45,000          33,750           -
 Interest income                         3,100           4,000           -
 Other income                          138,500            -              -
  Total other income              $    186,600      $   37,750           -

Loss before provision
  for income taxes                    (491,446)       (245,636)      (998,929)

Provision for income
   taxes (Note 5)                         -               -              -

Net loss                           $  (491,446)     $ (245,636)    $ (998,929)

Primary earnings per
    share (Note 1)                 $     (0.12)     $    (0.06)    $    (0.25)



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                          Total
                                  Preferred               Common             Paid-In       Retained     Stkholders'
                               Shares    Amount      Shares      Amount      Capital      Earnings       Equity

Balance at 12/31/93               -        -       6,032,500   $ 60,325     $1,554,684   $(324,115)   $1,290,894

Changes 1994:
  Reverse common stock
     split                        -        -      (3,016,200)   (30,162)        30,162        -          -

Conversion of notes               -        -         794,200      7,942      1,925,647        -        1,933,589

Net loss for year ended
    December 31, 1994             -        -            -           -            -        (998,929)     (998,929)
Balance at December 31,
   1994                           -        -       3,810,500     38,105      3,510,493  (1,323,044)    2,225,554

Changes 1995:
Stock issued in Texoil
   transaction                    -        -         225,000      2,250         (2,250)       -          -
Stock issued in Lyon
   Operating transaction          -        -          20,000        200           (200)       -          -

Net loss for year ended
   December 31, 1995              -        -            -           -            -        (245,636)     (245,636)
Balance at December 31,
    1995                          -        -       4,055,500     40,555      3,508,043  (1,568,680)    1,979,918

Changes 1996:
Stock issued                   4,488   $448,803      275,200      2,752         71,299        -           74,051

Net loss for the year ended
  December 31, 1996               -        -            -           -            -        (491,446)     (491,446)
                               4,488   $448,803    4,330,700   $ 43,307      3,579,342  (2,060,126)    1,562,523

                               EMPIRIC ENERGY, INC.
                            Statements of Cash Flows
                                  December 31,

                                             1996         1995         1994
Cash flows from operating activities
 Net loss                                 $(491,446)   $(245,637)   $(998,929)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities
    DD&A                                     22,969       97,785       38,317
    Write-down as result of
      ceiling test                          430,993         -            -
    Depreciation and amortization             7,605        4,435        7,047
    (Increase) decrease in:
      Accounts receivable-trade             (69,219)        -         118,172
      Prepaid expenses                          -           -            -
      Other assets                              -         10,298       (9,602)
    Increase (decrease) in:
      Accounts payable and accrued
              expenses                        4,676      (51,809)     (79,030)

 Net cash provided by operating
      activities                            (94,422)    (184,927)    (924,026)
Cash flows from investing activities
   Loan made                                    -        (31,000)        -
   Capital expenditures                    (227,878)    (410,949)     336,554
 Net cash used by investing
     activities                            (227,878)    (441,949)     336,554
 Cash flows from financing activities
   Short-term notes payable                  64,850      110,000         -
   Proceeds from issuance of convertible
     senior notes                               -        267,520   (1,384,991)
   Retirement of senior notes              (267,520)        -            -
   Proceeds from issuance of common
      stock                                  74,051         -       1,933,590
   Proceeds from issuance of preferred
      stock                                 448,803         -            -
   Proceeds from sale of oil and gas
      properties                                -        250,000         -
  Net cash provided by investing
      activities                            320,184      627,520      548,599

Net increase in cash and
  cash equivalents                           (2,116)         644      (38,873)
Cash and cash equivalents
  - at beginning of period                    3,198        2,554       41,428

Cash and cash equivalents
  - at end of period                      $   1,082     $  3,198     $  2,555


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs related to the acquisition, exploration for and development of oil and natural gas reserves are capitalized and accumulated in a single cost center representing the Company's activities undertaken exclusively in the United States. Such costs include lease acquisition cost, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells and general and administrative expenses directly related to exploration and development activities. Proceeds received from disposals are credited against accumulated costs except when the sale represents a significant disposal of reserves in which case a gain or loss is recognized. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

The costs capitalized, including production equipment, are depreciated or depleted on the unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers. Oil and natural gas reserves are converted to equivalent units based upon the relative energy content which is six thousand cubic feet of natural gas to one barrel of crude oil. Depreciation of office and other property is computed generally using the straight-line method over the useful lives of the assets.

The capitalized costs less accumulated depletion, depreciation and deferred taxes are limited to an amount which is not greater than the estimated future net revenue from proved reserves using period-end prices less estimated future production-related general and administrative expenses, financing costs and income taxes, plus the cost (net of impairments) of undeveloped properties.

CAPITALIZED INTEREST

The Company capitalized interest of $8,126 in 1995 and $29,577 in 1994, respectively on expenditures made in connection with development projects that were not subject to current amortization. Interest was capitalized only for the period that activities were in progress to bring those projects to their intended use.

OIL AND GAS PROPERTIES NOT SUBJECT TO DEPRECIATION, DEPLETION AND
AMORTIZATION

For oil and gas development activities in which a determination has not been made about additional reserves that should be classified a proved or the well or wells have been determined to be nonproductive the associated costs are not included in the full cost pool for purposes of computing amortization. In 1995 those cost were $65,000.

CASH FLOWS PRESENTATION

For purposes of the Statement of Cash Flows cash equivalents include time deposits, certificates of deposit and all liquid debt instruments with original maturities of three months or less.


EARNINGS PER SHARE

Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the senior convertible notes payables which are considered to be common stock equivalents. Net loss has been adjusted for interest expense (net of tax) on the convertible debt. The number of shares used in the computations were 4,162,733 in 1996, 3,933,019 in 1995 and 3,734,186 in 1994. Fully diluted earnings per share consisting of the weighted average of common shares outstanding plus the fully converted preferred stock are not presented because the effect would be anti-dilutive.

NOTE 2 - RELATED PARTY TRANSACTIONS

Hill Investors, Inc. ("Hill"), an affiliate of Mr. Ling, has entered into a three year management consulting agreement with the Company whereby Hill provides certain management consulting services, receiving therefor a monthly fee of $7,500. In the event of the death or disability of Mr. Ling or a reorganization of the Company occurs during the term of the agreement, the agreement shall automatically terminate (in the case of Mr. Ling's death or disability) or, in the case of a reorganization, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company including without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's by-laws. Hill provided consulting services at a cost of $90,000 in 1996, $60,000 in 1995, and $82,850 in 1994.

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

On December 31. 1995 the Company issued to two stockholders of the Company $267,520, in senior secured notes payable bearing interest at 8% payable each six months with the principal due in thirty-six months from that date in exchange for accounts payable owing to the stockholders.

NOTE 3 - ACQUISITION AND SALE OF OIL AND GAS PROPERTIES

In 1992 the Company acquired undivided interests in a producing well located in Mississippi. Current production from this well is being retained by the operator of the well to offset costs it incurred in a major reworking program.
 Upon receipt of full payment and satisfaction of this obligation, future revenue will revert to Empiric Energy, Inc. This property was recorded at its fair market value of $1.6 million. This value was based on the discounted value of estimated reserves of the property less a provision for all claims and encumbrances which may be assessed against the property as estimated by management. The estimated reserves were determined by independent professional engineers. In exchange for this property and other valuable assets, including the opportunity to acquire the working interests in the Panhandle properties and for obtaining the initial financing to form the company, 1.75 million shares of stock and $125,000 in convertible senior notes were issued.

In 1993 the Company acquired an additional 28.5% undivided interest in property in the Texas Panhandle. This additional interest was acquired for the assumption of the debts of the former operator and included a substantial amount of supplies. The amount of the debts assumed plus other expenditures related to the transaction totaled approximately $450,000. Part of this additional interest in the property was sold shortly thereafter for $450,000. The supplies were used on the Company's projects in the Panhandle.

Pursuant to an agreement dated March 23, 1995, between the Company and Texoil Energy, Ltd. (Texoil), a Canadian corporation, Texoil acquired one-half of the Company's interest in approximately 9,300 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch, and 225,000 shares of the Company's Common Stock. In consideration, the Company received $128,750 cash and a $121,250 note due in August, 1995, 1,000,000 shares of Texoil Common stock and $750,000 principal amount of 6% preferred stock, convertible into 750,000 shares of Texoil Common Stock.

On December 21, 1995, the Company entered into an agreement with Lyon Operating Co., Inc. for the purchase of an undivided 72% of the leasehold or working interest in approximately 1,223 acres of land situated in Clay and Jack Counties, Texas. For this interest the Company paid $30,000 cash, a promissory note for $35,000 with interest at eight percent (8%) payable on or before March 21, 1996, and 20,000 shares of the Company's stock. The Company is currently in default in payment of this note.

NOTE 4 - NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT

Notes payable consists of:
                                                  1996              1995

Senior secured notes dated December
  31, 1995 due December 31, 1998 with
  interest at 8%                                $    -            $ 267,520

Bank note due on demand with
  interest at 12%                                 100,000            75,000

Lyon Operating Co., Inc. dated December
  21, 1995 due March 21, 1996                      35,000            35,000

Other notes payable,
     due on demand                                 39,850            22,628
Total                                           $ 205,195         $ 400,148
Less portion due within one year                 (205,195)         (132,628)

Total long-term debt                            $    -            $  67,520

On December 31, 1995, the Company issued $267,520, in senior secured notes payable bearing interest at 8%, payable each six (6) months. The full amount of the principal was due thirty-six (36) months from that date. The notes were issued to two stockholders of the Company. On October 1, 1996, these notes were exchanged for the Company's preferred stock.

The Company is in default on the note due Lyon Operating Co.

NOTE 5 - INCOME TAXES

The company has available net operating loss carry forward to reduce future taxable income and income taxes which will expire for financial and tax purposes as follows:

                                  Financial                  Tax

December 31, 2007                $   37,661             $   505,161
December 31, 2008                   286,454                 823,485
December 31, 2009                   998,929                 627,142
December 31, 2010                   245,636                 220,357
December 31, 2011                   491,447                 172,485
                                 $2,450,736              $2,348,630

The Company believes that the tax benefit computed under FASB 109 would not likely be realized and would be fully reserved.

NOTE 6- LEGAL PROCEEDINGS

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

Pursuant to a partial summary judgment proceeding in October 1995, the Court determined that the Company was liable to the lessors for $200,000 for liquidated damages, costs and attorney fees. The Company and the lessors settled the matter in February 1996, upon the following terms: The Company released all of its interest in the Brent Ranch leases, paid $25,000 in cash and agreed to complete plugging and clean-up of the six inactive wells drilled by others. The Company was released from its obligation to drill eight additional wells on the Brent Ranch lease and had the right for 60 days to sell the last well drilled to a third-party who has the gas rights and keep the sale proceeds. These rights were subsequently sold for $10,000.

In some instances the Company has entered into installment payout arrangements with certain creditors to retire the related indebtedness involved and in some cases the Company has entered into agreed judgements with forbearance to permit time for raising funds to satisfy such claims. In some of these cases the Company has defaulted on such agreements.

NOTE 7- OIL AND GAS DATA

The following tables provide additional information about the Company's oil and gas development and production activities.

CAPITALIZED COSTS

Following is a summary of costs incurred in oil and gas property acquisition and development activities:

                                  1996             1995            1994

Unproved properties:
   Acquisitions                $   -             $130,000        $ 62,500
   Developments                 227,878           144,823          96,302
Proved Properties:
   Acquisitions                    -                 -            348,683
   Developments                    -                 -               -
                               $227,878          $274,823        $507,485

Following is a summary of oil and gas producing activities for the year ended December 31, 1996 and 1995: (excluding corporate overhead and financing costs)

                                  1996             1995             1994

Oil and gas sales              $ 94,978         $  85,282        $ 138,012
Production costs                (86,583)          (58,472)         (80,353)
Depreciation, depletion and
   amortization                 (22,969)          (97,785)         (49,733)
                               $(14,574)        $ (70,975)       $   7,696
Income tax expense                 -                  -               -
Results of operations for
  oil and gas producing
  activities                   $(14,574)        $ (70,975)       $   7,696


RESERVE INFORMATION (UNAUDITED)

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only by independent petroleum engineers, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

The following table is a summary of the reserve quantity information (oil reserves are stated in barrels and gas reserves are stated in thousand cubic feet):

                                                Year Ended December 31,
                                 1996                    1995                   1994
                             Oil         Gas        Oil       Gas          Oil       Gas
                            (Bbl)       (Mcf)      (Bbl)      (Mcf)       (Bbl)      (Mcf)

Balance Beginning of
 the year                  240,542     2,992460    278,675   3,082,079   363,231   3,308,548

Revisions of previous
  estimates               (113,780)    (294,626)   (21,876)    (40,359)  (83,082)   (222,155)
Extensions and discoveries
Production                  (4,436)        (274)   (16,257)    (49,260)   (1,474)     (4,314)
Balance At End of
  the year                 122,326    2,697,560    240,542   2,992,460   278,675   3,082,079

Proved Developed Reserves:
Balance at beginning
   of year                  98,736    2,636,097    117,682   2,678,680   170,698   2,830,875

Balance at end of
  the year                  99,667    2,640,616     98,736   2,636,097   117,682   2,678,860

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
(UNAUDITED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates alreadylegislated) to be incurred on pre-tax net cash flows less tax basis of properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                    1996              1995           1994

Future cash inflows             $ 4,656,234       $ 6,799,704     $ 6,659,528
Future production and
 development costs                 (998,984)       (2,467,943)     (2,598,407)
Future income tax expense             -                 -               -
Future net cash flows             3,657,250         4,331,761       4,061,121
10% Annual discount for est.
  timing of cash flows           (1,295,911)       (1,592,764)     (1,684,169)
Standardized measure of
  discounted future net cash
  flows                         $ 2,361,339       $ 2,738,997     $ 2,376,952

NOTE 8 REVERSE STOCK SPLIT

On March 24, 1994, the Board of Directors authorized a 1-for-2 reverse stock split of common stock to stockholders of record on March 24, 1994. Per-share amounts in the accompanying financial statements have been adjusted for the split.

NOTE 9 UNAUDITED QUARTERLY INFORMATION

The following table presents unaudited summary information on a quarterly basis for 1996 and 1995:

                         March 31       June 30        Sept. 30       Dec. 31
1996
Revenues                 $ 31,817      $ 33,913       $  30,301     $  32,697
Expenses                 $ 74,361      $100,389       $ 175,790     $ 423,487
Net Income                (42,545)     $(66,475)      $(145,488)    $(237,940)
Net income per share       $(0.01)       $(0.01)         $(0.04)      $(0.06)

                         March 31       June 30        Sept. 30       Dec. 31
1995
Revenues                 $ 33,048      $ 24,417        $ 19,810      $  8,007
Expenses                 $ 47,040      $115,525        $101,916      $104,189
Net Income               $(13,991)     $(91,108)       $(82,106)     $(58,431)
Net income per share       $(0.01)       $(0.02)         $(0.02)     $.(0.01)