Form 10QSB
period 1997-03-31
EMPIRIC ENERGY INC
filed 1997-05-13
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             Form 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number 1-13162

                             EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)


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

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes __X__                                No _____

   As of March 31, 1997, there were 5,010,137 shares of the registrant's stock, $.01 par value outstanding.


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

BALANCE SHEETS
ASSETS
                                               March 31
                                                1997              December 31,
                                              (Unaudited)             1996
Current assets
  Cash                                            $    184          $  1,084
  Accounts receivable                               86,109            69,217
  Note Receivable-Texoil                            31,000            31,000
    Total current assets                           117,293           101,301

Oil and gas properties, using full
 cost accounting
  Properties being amortized                     3,921,117         3,894,172

Less accumulated depreciation, depletion,
  amortization and impairment                    1,540,110         1,535,833
    Net oil and gas properties                   2,381,007         2,358,339

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation                     3,801             4,133
  Other                                              2,076             2,742
    Total other assets                               5,877             6,875
TOTAL ASSETS                                    $2,504,177        $2,466,515


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,        December 31,
                                                   1997              1996
                                                (Unaudited)


Current liabilities
 Accounts payable                               $  196,394         $ 257,713
 Due to stockholders                                29,393            22,627
 Short-term notes payable                           84,789           174,850
     Total current liabilities                     310,576           455,190

Stockholders' equity
 Preferred stock, $100 par value;
   authorized 2,000,000 shares;
   none outstanding at 3/31/97,
   4,488 outstanding at 12/31/96                      -              448,803
 Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued 5,010,137 shares and
   4,307,003, respectively                          50,101            43,307
  Additional paid-in capital                     4,216,965         3,579,342
  Retained deficits                             (2,073,465)       (2,060,127)
       Total stockholders' equity                2,193,601         2,011,325

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $2,504,177        $2,466,515


STATEMENTS OF OPERATIONS
                                                 Three Months Ended
                                                March 31, (unaudited)
                                                 1997                 1996

Revenues
 Oil and gas sales                            $  31,885            $  20,567

Expenses
 Production                                      16,958               14,544
 Depreciation, depletion,
  and amortization                                4,277               25,321
 Interest                                         3,796                7,688
 General and administrative                      61,206               26,808
   Total expenses                                86,237               74,361

Other Income
 Dividend income                                 11,250               11,250
 Interest income                                     -                    -
   Total other income                            11,250               11,250

Loss before provision for income
  taxes and extraordinary items                 (43,103)             (42,543)

Provision for income taxes                          -                    -
Loss before extraordinary item                  (43,103)             (42,543)

Extraordinary item:
Gain from debt restructuring                     29,764                   -

NET LOSS                                      $ (13,339)           $ (42,543)

Primary earnings per share
  before extraordinary items                  $  (0.009)           $  (0.009)

Primary earnings per share after
  extraordinary items                         $  (0.003)           $   0.009


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                                1997                 1996

Cash flows from operating activities
 Net loss                                       $(13,338)         $ (42,545)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   DD&A                                            4,277             25,321
   Depreciation and amortization                   1,729              1,729
   (Increase) decrease in:
     Accounts receivable-trade                   (16,890)               -
     Other assets                                   (731)               -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                     (9781)           (40,954)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      34,734             25,459

Cash flows from investing activities
 Capital expenditures                            (26,945)           (20,146)
NET CASH USED BY INVESTING
  ACTIVITIES                                     (26,945)           (20,146)

Cash flows from financing activities
 Short-term notes payable                        (90,061)            (4,699)
 Long-term debt retired                              -                   -
 Proceeds from issuance of common and
    preferred stock                              150,840                 -
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                      60,779             (4,699)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (900)               614
Cash and cash equivalents, at beginning
  of period                                        1,084              3,198
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                      $   184           $  3,812


NOTES TO FINANCIAL STATEMENTS

   See notes to financial statements included in the Company's 1996 Annual Report on Form 10-KSB.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND HISTORY

THE COMPANY FROM INCEPTION, SEPTEMBER 1992 TO PRESENT

     The Company, founded in September 1992, is an independent oil and gas exploration and production company operating in the Panhandle Field, north of Amarillo, Texas, and in eastern central Pennsylvania. The Company also owns one gas well in Holmes County, Mississippi, which is temporarily shut-in due to technical problems. During 1992 and 1993, the Company participated in a 20 well drilling program on leases in Moore and Potter Counties, resulting in wells producing oil from the Red Cave Sandstone Formation. As a result, the Company earned a 41.5 percent working interest in approximately 26,755 gross acres covered by oil and casinghead gas leases.

     In October 1993, the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch in Moore County, Texas. In October 1994 and June 1995, the Company drilled three wells on the Brent Ranch which were determined to be non-commercial.
Soon thereafter, the Company and the Brent Ranch lessors became engaged in disagreements relative to the Company's requirement to drill additional wells within certain time periods. These disagreements resulted in the filing of a lawsuit in July 1993 against the Company by the lessors for termination of the lease and damages due to alleged failure to timely drill additional wells and other lease non-performance claims. The legal matter was then settled fully by the Company who agreed to terminate the lease, plug and abandon six inactive wells and pay $25,000, $10,000 of which was later recovered by the Company retaining and selling the gas rights to certain of the properties.

     After acquiring the properties in the Texas Panhandle area, the Company continued its program of actively seeking the acquisition of promising oil and gas properties directly or through the acquisition of and/or business combinations with other energy companies. In brief summary, these activities resulted in the following events:

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

     The Company is considering the possibility of instituting a program to repair and re-establish production on all the wells on the Lyon acreage.
The Company is also considering the economic feasibility of completing the Lower Ellenberger level and continuing to investigate the gas production possibilities of the two wells on the Taureaux acreage. These opportunities may be explored further if adequate working capital becomes available.

WESTAR JOINT VENTURE - PENNSYLVANIA

     In March 1996, Empiric entered into an agreement with Westar Energy, Inc. ("Westar") for an approximate 100 well infill drilling program (later reduced to 88 wells) in Indiana and Westmoreland Counties, Pennsylvania.
The wells will be drilled in segments, the size of which to be mutually determined. Permits have already been obtained for approximately 50 infill drilling locations. All locations selected to date are surrounded by producing wells drilled some twenty years ago with initial potential ranging from 750 to 3,000 Mcfpd. Empiric has contracted for up to a 75 percent working interest (60 percent Net Revenue Interest). Westar will drill the wells for a total fixed turnkey cost of $180,000 per well, of which Empiric's 75 percent working interest will cost a fixed amount of $135,000 per completed well. Of this amount, $45,000 of Empiric's cost will be in the form of 15,000 shares of Empiric Common Stock which will be guaranteed by Empiric at a price of $3.00 per share, which will become effective after the completion of the last well in each drilling segment.

           Through this date, eight wells have been drilled (three segments of 3, 3 and 2 wells, respectively) with seven producing wells confirmed and the eighth well scheduled to be producing by May 20, 1998. The total proven reserves are estimated to be 6.6 Bcf of gas, approximately 2.5 Bcf to Empiric's Net Revenue Interest after all royalties, backins and other outside carried interests.

     The Company's financed its investment in the first eight wells by attracting outside investors who will receive approximately 50 percent working interest in the wells and 80 percent of the initial cash revenues applicable to its interest (with Empiric receiving 20 percent) until the investors receive up to 117 percent of their total investment. Thereafter, all remaining revenues will be shared equally (50/50) with Empiric for the life of the revenue stream. As an inducement to make the investment on this basis, the investors also received approximately 80,000 shares of the Common Stock of Empiric and a substantial portion of the intangible cost related tax benefits.

     The Company plans to raise working capital for the remaining 80 wells in the Westar program so that Empiric will own 75 percent working interest. The Company also has other plans to strengthen its financial growth and some have reached the discussion and preliminary negotiation stage. However, no firm and binding agreements have been reached.

FINANCIAL RESULTS FOR FIRST QUARTER OF 1997 - PERIOD
   ENDED MARCH 31, 1997

     Financial results of Empiric Energy, Inc. for the three month period ended March 31, 1997, disclosed revenues of $31,885 and a net loss of $13,338 as compared with revenues of $20,587 and a net loss of $42,543, respectively, for the similar three month period ended March 31, 1996. Revenues were principally from the Texas Panhandle properties and were somewhat greater than the comparable three month period of the preceding year, due to increases in the price received for oil. There were no revenues received in the prior year for gas from the Texas properties until the last three month period ended March 31, 1996. There were no sales of gas recorded from the Pennsylvania properties through March 31, 1997. Such revenues will begin to be received during the second three month period ended June 30, 1997.

     During the three month period ended March 31, 1997, the holders of 4,488 shares of the Company's Series B Preferred Stock ($5.00 par value/$1.00 liquidation value per share) exchanged all the shares of Preferred Stock for 448,800 shares of Common Stock.

FINANCIAL CONDITION DISCUSSION

     As of March 31, 1997, the Company had a net worth of $2,193,601 as compared to a net worth of $2,011,325 at year ended December 31, 1996, caused principally by the debt reduction and elimination program in which principal shareholders and other debtholders converted outstanding debt to equity. The working capital deficit as of March 31, 1997 was $193,283 as compared with a deficit of $253,889 as of December 31, 1996. This continuing working capital deficit position highlights the Company's need for working capital.

STRATEGY, BUSINESS PLANS AND NEED FOR
   THE INFUSION OF CAPITAL

     All of the Company's plans to strengthen its financial capability for development and growth involve the need for the infusion of capital funds. Sources of financing, involving the issuance of debt and equity securities as well as acquisitions and business combinations with companies in the related energy business, are being investigated. Similarly, sale of Company acreage and production assets are being considered with the objective of utilizing the proceeds to obtain improved financial returns.

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     There were no reports filed.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1997

                               EMPIRIC ENERGY, INC.



                               By:_____Clyde E. Skeen______________
                                    Clyde E. Skeen
                                    Chief Financial Officer



                               By:_____James J. Ling________________
                                    James J. Ling
                                    President