Form 10QSB/A
period 1996-06-30
EMPIRIC ENERGY INC
filed 1997-06-25
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             Form 10-QSB\A

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Date:  June 25, 1997

                               EMPIRIC ENERGY, INC.



                               By:_____Clyde E. Skeen______________
                                    Clyde E. Skeen
                                    Chief Financial Officer



                               By:_____James J. Ling______________
                                    James J. Ling
                                    President