Form 10QSB
period 1997-06-30
EMPIRIC ENERGY INC
filed 1997-08-15
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             Form 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

           Yes __X__                                No _____

   As of June 30, 1997, there were 5,041,387 shares of the registrant's stock, $.01 par value outstanding.


                               PART I

FINANCIAL INFORMATION

           The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, dated December 31, 1996.

BALANCE SHEETS
ASSETS
                                               June 30
                                                 1997              December 31,
                                              (Unaudited)             1996
Current assets
  Cash                                         $    384             $  1,084
  Accounts receivable                           105,073               69,217
  Note Receivable-Texoil                         31,000               31,000
           Total current assets                 136,457              101,301

Oil and gas properties, using full
 cost accounting
  Properties being amortized                  3,947,181            3,894,172

Less accumulated depreciation, depletion,
  amortization and impairment                 1,548,279            1,535,833
    Net oil and gas properties                2,398,902            2,358,339

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation                  1,590                4,133
  Other                                           2,076                2,742
    Total other assets                            3,666                6,875
TOTAL ASSETS                                 $2,539,025           $2,466,515


LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June 30,
                                               1997              December 31,
                                             (Unaudited)             1996
Current liabilities
 Accounts payable                            $  229,228            $ 257,713
 Due to stockholders                             86,925               22,627
 Short-term notes payable                        35,000              174,850
     Total current liabilities                  351,153              455,190

Stockholders' equity
 Preferred stock, $100 par value;
   authorized 2,000,000 shares;
   none outstanding at 3/31/97,
   4,488 outstanding at 12/31/96                   -                 448,803
 Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued 5,041,387 shares and
   4,307,003, respectively                       50,399               43,307
  Additional paid-in capital                  4,183,893            3,579,342
  Retained deficits                          (2,046,420)          (2,060,127)
       Total stockholders' equity             2,187,872            2,011,325

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $2,539,025           $2,466,515


STATEMENTS OF OPERATIONS
                                  Six Months Ended        Three Months Ended
                              June 30, (unaudited)       June 30, (Unaudited)
                                1997         1996         1997         1996
Revenues
 Oil and gas sales            $ 64,496    $ 43,231      $ 32,611      $22,663
  Total Revenues                64,496      43,231        32,611       22,663
Expenses
 Production                     23,914      37,142         6,956       22,598
 Depreciation, depletion,
  and amortization              12,446      38,203         8,169       12,882
 Interest                        5,479      15,372         1,683        7,350
 General and administrative    101,649      82,369        40,443       57,558
   Total expenses              143,489     173,086        57,251      100,388

Other Income
 Dividend income                22,500      22,500        11,250       11,250

 Income-debt restructuring      70,196          -         40,432          -
 Interest income                    -           -             -           -
   Total other income           92,696     22,500         51,682       11,250

Loss before provision for income
  taxes                         13,704   (107,354)        27,043      (66,474)

Provision for income taxes          -           -             -            -

NET (LOSS)/PROFIT             $(13,704) $(107,354)       $27,043     $(66,474)

Primary earnings per
     share                     $(0.003)   $(0.025)        $0.006      $(0.016)


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                  1997                 1996

Cash flows from operating activities
 Net loss                                       $ 13,707          $ (107,355)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   DD&A                                           12,446              38,203
   Depreciation and amortization                   3,940               3,458
   (Increase) decrease in:
     Accounts receivable-trade                   (35,854)            (22,500)
     Other assets                                   (731)                  1
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                    35,811             102,834
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      29,319              14,641

Cash flows from investing activities
 Capital expenditures                            (53,009)            (39,496)
NET CASH USED BY INVESTING
  ACTIVITIES                                     (53,009)            (39,496)

Cash flows from financing activities
 Short-term notes payable                       (139,850)             25,000
 Long-term debt retired                              -                    -
 Proceeds from issuance of common and
    preferred stock                              162,840                  -
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                      22,990              25,000

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (700)                145
Cash and cash equivalents, at beginning
  of period                                        1,084                  -
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                      $   384              $  145


Cash (received) paid during the year for:
Income taxes                                     $    -               $   -

NOTES TO FINANCIAL STATEMENTS
(1) See notes to financial statements included in the Company's 1996 Annual Report on Form 10-KSB.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND-HISTORY

THE COMPANY FROM INCEPTION, SEPTEMBER 1992 TO PRESENT

     The Company, founded in September 1992, is an independent oil and gas exploration and production company operating in the Panhandle Field, north of Amarillo, Texas, and in eastern central Pennsylvania. The Company also owns one gas well in Holmes County, Mississippi, which is temporarily shut-in due to technical problems. During 1992 and 1993, the Company participated in a 20 well drilling program on leases in Moore and Potter Counties, Texas, resulting in wells producing oil from the Red Cave Sandstone Formation. As a result, the Company earned a 41.5 percent working interest in approximately 26,755 gross acres covered by oil and casinghead gas leases.

     In October 1993, the Company acquired a 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch in Moore County, Texas. This lease was abandoned in 1995 after the drilling of three wells which were determined to be non-commercial. In October
1994, the Company raised $2.5 million of equity before the costs of issuance, through an underwriting and became publicly traded. This financing, underwritten on a "best efforts" basis, was closed at the minimum level, $2.5 million short of the $5.0 million originally sought and indicated as needed by the Company's master strategic development plan.
The resultant shortage has continued to curtail and inhibit the Company's ability to grow and sustain financial strength. Although extensive efforts have been made to raise additional capital, they have been generally unsuccessful.

     After acquiring the initial properties in the Texas Panhandle area, the Company continued its program of actively seeking the acquisition of promising oil and gas properties directly or through the acquisition of and/or business combinations with other energy companies. In brief summary, these activities resulted in the following events:

    In March 1995, the Company pursuant to an agreement with Texoil Energy, Inc., a Canadian corporation, acquired 1,000,000 shares of the Common stock of Texoil and $750,000 principal amount of 6% preferred stock in exchange for one half of the Company's interest in 9,000 acres of oil and casinghead gas leases in the Panhandle of Texas. Additional consideration in the form of $128,250 cash and a Note for $121,250 was also received by the Company in connection with this transaction.

     The Company owns approximately 26 percent of Texoil's outstanding common stock and 100 percent of the 6% Series A Preferred Stock. If the 6% Series A Preferred Stock were converted into Texoil common stock, the Company would own approximately 38 percent of Texoil's outstanding common stock. The Company has no plans to convert the Series A Preferred Stock into the common stock of Texoil.

    Although Texoil is currently inactive, it is expected that it may be activated with assets and financing furnished by its general shareholders and other institutional shareholders in Canada who are interested in refinancing Texoil and creating a public market in Canada for Texoil. Texoil's principal assets are comprised of its interest in leasehold acreage in the Texas Panhandle acquired from Empiric.

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

     Through this date, eight wells have been drilled (three segments of 3, 3 and 2 wells, respectively) with all eight producing wells confirmed. The total proven reserves are estimated to be 6.6 Bcf of gas, approximately
2.5 Bcf to Empiric's Net Revenue Interest after all royalties, backins and other outside carried interests.

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

     If continuing gas production revenues merit such action, the Company plans to raise working capital for the remaining 80 wells in the Westar program so that Empiric will own 75 percent working interest. The Company also has other plans to strengthen its financial growth and some have reached the discussion and preliminary negotiation stage. However, no firm and binding agreements have been reached.

FINANCIAL RESULTS FOR FIRST QUARTER OF 1997 - PERIOD
   ENDED MARCH 31, 1997

     Financial results of Empiric Energy, Inc. for the three month period ended June 30, 1997, disclosed revenues of $32,611 and a net gain of $27,043 as compared with revenues of $22,663 and a net loss of $6,645, respectively, for the similar three month period ended March 31, 1996.
The small book profit for the current quarter ended June 30, 1997, reflected a non-recurring gain of $40,322 caused by the Company's continuing debt restructuring program. For the first time, minimal revenues from the Company's interest in the Westar gas properties in Pennsylvania were also included in the financial results for the three month period ended June 3, 1997.

FINANCIAL CONDITION DISCUSSION

     The Company balance sheet condition and its equity to debt ratio continues to improve due to the debt reduction and restructuring program described above. At June 30, 1997, the equity to debt ratio was 6.2 times debt coverage as compared with 2.4 times one year ago on June 30, 1996. Currently, the Company has no long-term debt.

     Notwithstanding the improvement in the balance sheet, the Company has a deficit working capital of $214,696 at June 30, 1997, improved from a working capital deficit of $353,889 on December 31, 1996. The
Company needs an infusion of working capital to increase liquidity, reduce debt and for the development of available properties and opportunities. It is anticipated that funds provided from the expected sale of the Panhandle properties will be utilized for these purposes as described below.

STRATEGY, BUSINESS PLANS AND NEED FOR
   THE INFUSION OF CAPITAL

     All of the Company's plans to strengthen its financial capability for development and growth involve the need for the infusion of capital funds. Sources of financing, involving the issuance of debt and equity securities as well as acquisitions and business combinations with companies in the related energy business, are being investigated. Similarly, sale of Company acreage and production assets are being considered with the objective of utilizing the proceeds to obtain improved financial returns. In this connection, the Company has entered into a letter agreement with a Texas-based energy firm to sell its principal working interest in its West Texas Panhandle producing properties for $300,000 cash along with a two year option to purchase a working interest in 13,500 leasehold acres for approximately $550,000. This agreement is subject to the normal due diligence by both parties and is anticipated to be closed before the end of the third calendar quarter ended September 1997.

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Form 8K, reporting the proposed sale of the Texas Panhandle properties, was filed on June 25, 1997.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 1997

                               EMPIRIC ENERGY, INC.



                               By:_____Clyde E. Skeen______________
                                    Clyde E. Skeen
                                    Chief Financial Officer



                               By:_____James J. Ling______________
                                    James J. Ling
                                    President