Form 10QSB
period 1997-09-30
EMPIRIC ENERGY INC
filed 1997-11-17
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             Form 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

           Yes __X__                                No _____


   As of September 30, 1997, there were 5,364,776 shares of the registrant's stock, $.01 par value outstanding.


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

BALANCE SHEETS
ASSETS
                                           September 30
                                               1997              December 31,
                                            (Unaudited)             1996
Current assets
  Cash                                         $  3,396             $  1,084
  Accounts receivable                            94,934               69,217
  Note Receivable-Texoil                         43,500               31,000
           Total current assets                 141,830              101,301

Oil and gas properties, using full
 cost accounting
  Properties being amortized                  3,975,475            3,894,172

Less accumulated depreciation, depletion,
  amortization and impairment                 1,554,581            1,535,833
    Net oil and gas properties                2,420,894            2,358,339

Other assets
  Other property and equipment, at cost,
   less accumulated depreciation                    581                4,133
  Other                                           2,076                2,742
    Total other assets                            2,657                6,875

TOTAL ASSETS                                 $2,565,381           $2,466,515


The Notes to financial statements are an integral part of this statement.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,
                                              1997              December 31,
                                            (Unaudited)             1996

Current liabilities
 Accounts payable                           $  190,720            $ 257,713
 Due to stockholders                              -                  22,627
 Short-term notes payable                      148,179              174,850
     Total current liabilities                 338,899              455,190

Stockholders' equity
 Preferred stock, $100 par value;
   authorized 2,000,000 shares;
   none outstanding at 3/31/97,
   4,488 outstanding at 12/31/96              -                    448,803
 Common stock, $0.01 par value;
   authorized 20,000,000 shares;
   issued 5,364,776 shares and
   4,307,003, respectively                     53,648               43,307
  Additional paid-in capital                4,281,753            3,579,342
  Retained deficits                        (2,108,918)          (2,060,127)
       Total stockholders' equity           2,226,483            2,011,325

   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $2,565,382           $2,466,515


STATEMENTS OF OPERATIONS
                                   Nine Months Ended       Three Months Ended
                                  Sept 30, (unaudited)     Sept 30, (Unaudited)
                                    1997         1996       1997         1996
Revenues
 Oil and gas sales                $ 91,910    $ 62,282   $ 59,325    $ 19,051
  Total Revenues                    91,910      62,282     59,325      19,051
Expenses
 Production                         54,954      58,943     37,996      21,601
 Depreciation, depletion,
  and amortization                  18,748      53,341     14,471      15,138
 Interest                            9,275      22,093      5,479       8,721
 General and administrative        146,844     214,498     85,838     132,129
   Total expenses                  229,422     348,875    143,584     175,789

Other Income
 Dividend income                    33,750      33,750     22,500      11,250

 Income-debt restructuring          56,067          -      26,303         -
 Interest income                        -           -          -          -
   Total other income               89,817      33,750     48,803      11,250

Loss before provision for income
  taxes                            (48,794)   (252,843)   (35,455)   (145,487)

Provision for income taxes             -           -          -           -

NET LOSS                         $ (48,794)  $(252,843)  $(35,455)  $(145,487)

Primary earnings per
     share                         $(0.010)    $(0.049)   $(0.007)    $(0.037)


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine Months Ended
                                                          Sept 30,
                                                  1997                 1996

Cash flows from operating activities
 Net income/(loss)                             $ (48,791)          $ (252,843)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
   DD&A                                           18,748               53,341
   Depreciation and amortization                   4,949                5,186
   (Increase) decrease in:
     Accounts receivable-trade                   (38,218)             (33,750)
     Other assets                                   (731)                 -
    Increase (decrease) in:
     Accounts payable and accrued
      expenses                                    89,620               60,714
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                    (153,663)            (167,352)

Cash flows from investing activities
 Capital expenditures                            (81,303)             (84,646)
NET CASH USED BY INVESTING
  ACTIVITIES                                     (81,303)             (84,646)

Cash flows from financing activities
 Short-term notes payable                        (26,671)              52,372
 Long-term debt retired                             -                     -
 Proceeds from issuance of common and
    preferred stock                              263,949              483,955
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                     237,278              268,807

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                      2,312               16,809
Cash and cash equivalents, at beginning
  of period                                        1,084                3,198
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                     $  3,396             $ 20,007


Cash (received) paid during the year for:
Interest                                        $    762              $    -
Income taxes                                    $    -                $    -


NOTES TO FINANCIAL STATEMENTS

(1) See notes to financial statements included in the Company's 1996 Annual Report on Form 10-KSB.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND-HISTORY

THE COMPANY FROM INCEPTION, SEPTEMBER 1992, TO
PRESENT

     The Company, founded in September 1992, is an independent oil and gas exploration and production company which was operating in the Panhandle Field, north of Amarillo, Texas, through October 1997, and continues to operate in eastern central Pennsylvania. The Company also owns one gas well in Holmes County, Mississippi, which is temporarily shut-in due to technical problems. Effective October 1, 1997, the Company sold its producing properties on the Baker 39 lease in the Texas Panhandle for $220,000 cash and granted an option to sell its leasehold interest in the remaining approximate 13,500 net acres for approximately $540,000. The Company received a $50,000 cash, non-refundable fee for this option. The proceeds from the sale were used for general reduction of debt and, as a result, the total short term debt disclosed on the unaudited balance sheet as of September 30, 1997 has been substantially reduced as of the date of this filing, November 15, 1997. There is no long-term debt outstanding.

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

     In March 1996, Empiric entered into an agreement with Westar Energy, Inc. ("Westar") for an approximate 88 gas well infill drilling program in Indiana and Westmoreland Counties, Pennsylvania. The wells may be drilled in segments, the size of which to be mutually determined. Permits have already been obtained for approximately 50 infill drilling locations. All locations selected to date are surrounded by producing wells drilled some twenty years ago with initial potential ranging from 750 to 3,000
Mcfpd. Empiric has contracted for up to a 75 percent working interest (60 percent Net Revenue Interest). Westar will drill the wells for a total fixed turnkey cost of $180,000 per well, of which Empiric's 75 percent working interest will cost a fixed amount of $135,000 per completed well. Of this amount, $45,000 of Empiric's cost will be in the form of 15,000 shares of Empiric Common Stock which will be guaranteed by Empiric at a price of $3.00 per share, which will become effective after the completion of the last well in each drilling segment.

     Through this date, eight wells have been drilled (three segments of 3, 3 and 2 wells, respectively) with all eight producing wells confirmed. The total proven reserves are estimated to be 6.6 Bcf of gas, approximately 2.5 Bcf to Empiric's Net Revenue Interest after all royalties, backins and other outside carried interests.

     The Company's financed its investment in the first eight wells by attracting outside investors who will receive approximately 50 percent of Empiric's working interest in the wells and 80 percent of the initial cash revenues applicable to its interest (with Empiric receiving 20 percent) until the investors receive up to 117 percent of their total investment. Thereafter, all remaining revenues will be shared equally (50/50) with Empiric for the life of the revenue stream. As an inducement to make the investment on this basis, the investors also received approximately 80,000 shares of the Common Stock of Empiric and a substantial portion of the intangible cost related tax benefits.

     If continuing gas production revenues merit such action, the Company may plan to raise working capital for some portion of the remaining 88 wells in the Westar program in the same or similar manner as described above. The Company also has other plans to increase and strengthen its financial growth and some have reached the discussion and preliminary negotiation stage. However, no firm and binding agreements have been reached with the exception of the acquisition described in the next paragraph.

     The Company has entered into a definitive agreement to acquire the interests from a company in the related field of oil and gas development to purchase an approximate 20% working interest (21% net revenue interest) in two producing oil and gas wells in Zanola and Frio Counties, Texas, as well as an approximate 20% net revenue interest in 4,979 leasehold acres in Zanola and Frio Counties, Texas. This agreement is subject to the due diligence of both parties and is scheduled to close December 15, 1997. The total consideration for this transaction is $230,000.

FINANCIAL RESULTS FOR THIRD QUARTER OF 1997 - PERIOD
   ENDED SEPTEMBER 30, 1997

     Financial results of Empiric Energy, Inc. for the three month period ended September 30, 1997, disclosed revenues of $59,225 and a net loss of $35,455 as compared with revenues of $19,051 and a net loss of $145,487, respectively, for the similar six month period ended September 30, 1996. Minimal revenues from the Company's interest in the Westar gas properties in Pennsylvania were also included in the financial results for the six month period ended September 30, 1997. A comparison of the financial results for the nine month period ended September 30, 1996 and 1997, respectively, as follows:
                                Total
           Period              Revenues             Profit/(Loss)

    Nine months ended
      Sept. 10, 1996           $62,282              $(252,843)
   Nine months ended
      Sept. 10, 1997           $91,210              $( 48,794)

FINANCIAL CONDITION DISCUSSION

     The Company balance sheet condition and its equity to debt ratio continues to show strength as a result of the debt reduction program wherein creditors exchanged both long and short term debt for equity. Long-term debt has been eliminated. At September 30, 1997, the equity to debt ratio was 6.5 times as compared with 4.2 times one year ago on September 30, 1996. Currently, the Company has no long-term debt.

     Notwithstanding the improvement in equity to debt ratios of the balance sheet, the Company has a deficit working capital of $197,069 at September 30, 1997, improved from a working capital deficit of $353,889 on December 31, 1996. The Company needs an infusion of working capital to increase liquidity, reduce debt and for the development of available properties and opportunities. As stated above, some of the funds provided from the sale of the Panhandle properties have been utilized for the reduction of debt and the improvement of liquidity.

STRATEGY, BUSINESS PLANS AND NEED FOR
   THE INFUSION OF CAPITAL

     All of the Company's plans to strengthen its financial capability for development and growth involve the need for the infusion of capital funds. Sources of financing, involving the issuance of debt and equity securities as well as acquisitions and business combinations with companies in the related energy business, are being investigated. The Company has drafted for consideration before formal release a Private Placement Offering Memorandum involving the issuance of up to $325,000 Senior Notes secured by 70% of the proceeds from the exercise of the purchase option agreement for the sale of its remaining leasehold acreage in the Texas Panhandle, as described above. These Senior Notes in the form of 13 Units at $25,000 per Unit will bear interest at 8% per annum, payable quarterly and each Unit of $25,000 principal note will have attached 10,000 shares of the Common Stock of Empiric Energy, Inc., subject to Rule 144 and other applicable restrictions. No minimums or maximums will be included if this financing plan is activated. None of these notes have been issued through the date of the filing of this Form 10-QSB.

                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Form 8K, reporting the proposed sale of the Texas Panhandle properties, was filed on June 25, 1997.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 1997

                               EMPIRIC ENERGY, INC.



                               By:_____Clyde E. Skeen______________
                                    Clyde E. Skeen
                                    Chief Financial Officer



                               By:_____James J. Ling______________
                                    James J. Ling
                                    President