Form 10KSB
period 1997-12-31
EMPIRIC ENERGY INC
filed 1998-03-31
CIK 921182

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  DC  20549


                               FORM  10-KSB


Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                                [Fee Required]

                 For the fiscal year ended: December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendment  to  this  Form  10-KSB.  Yes      X    No
                                                          -----

                             EMPIRIC ENERGY, INC.

                             INDEX TO FORM 10-KSB


PART  I
                                                                        PAGE #
     Item  1.    Description of Business Description of Business         1

     Item  2.    Description  of  Property                               2

     Item  3.    Legal Proceedings                                       5

     Item  4.    Submission of Matters to a Vote of Security Holders     5

PART  II.

     Item 5.     Market for Common Equity and Related Stockholder
                 Matters                                                 6

     Item  6.    Management Discussion and Analysis of Financial
                 Condition  and  Results  of  Operations                 6

     Item  7.    Financial  Statements                     8

     Item  8.    Changes in and Disagreements with Accountants on
                 Accounting  and  Financial  Disclosure                  8

PART  III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act                                            9

     Item  10.   Executive  Committee                                   10

     Item  11.   Security Ownership of Certain Beneficial Owners
                 and  Management                                        12

     Item  12.   Certain Relationships and Related Transactions         12

     Item  13.   Exhibits  and  Reports  on  Form  8-K                  13

SIGNATURE  PAGE                                                         13

                                                                      PART I.

ITEM  I.          DESCRIPTION  OF  BUSINESS

Background  -  From  Inception  to  Present
------------------------------------------------------------------------------

          The Company is an independent oil and gas exploration and production company with leasehold properties in the Hugoton Panhandle Field (the "Panhandle Field") which extends from West Texas through Central Oklahoma into Western Kansas. During 1992 and 1993, the Company participated in a 20 well drilling program on leases in Moore and Potter Counties, north of Amarillo, Texas resulting in wells producing from the Red Cave Sandstone Formation. As a result, the Company earned a 41.5 percent working interest in approximately 26,755 gross acres covered by oil and casinghead gas leases (the "Richmond acreage").

          In October 1993 the Company acquired 100 percent working interest in approximately 7,000 gross acres on leases on the Brent Ranch, adjacent to the Richmond acreage. The Company drilled three non-commercial wells on the Brent Ranch in October 1994 and June 1995 and was required to drill four additional wells by June 22, 1995 and five wells by October 1995. A dispute arose with the leaseholders over the timely drilling of the wells to be commenced by June 22, 1995, which resulted in termination of the Brent Ranch lease and of the Company's obligations to drill eight additional wells.

          On March 31, 1994, the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to 500,000 Units at $10.00 per Unit in a "best efforts"underwriting although a minimum requirement for the sale of 250,000 units was in effect. Each Unit consisted of three shares of the Company's Common Stock and one Warrant to purchase one share of Common Stock at $4.25 per share for a five year period. The Public Offering was closed on October 14, 1994 with net proceeds to the Company of $2,226,000 from the sale of 252,266 Units after Underwriter commissions and expenses. At the time of the original underwriting, the Company's development drilling and acquisition growth plans were based on the receipt of approximately $5,000,000, only about one-half of which was obtained. This shortfall of available capital has restricted the Company's growth to achieve a continuing profitable status. The Company has attempted to raise additional capital through private placements of debt/equity and from conventional financing sources with limited success.

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

     On March 21, 1996, the Company signed an agreement with Westar Energy, Inc. ("Westar") to take part in a joint venture drilling program for approximately 100 gas wells (subsequently reduced to 88 wells), which were to be drilled in "segments". The number of wells to be drilled in each "segment" were mutually agreed upon between the parties. The drilling program was accomplished on leases owned by Westar in Indiana and Westmoreland Counties, Pennsylvania. Empiric received up to 55% working interest in the eight wells, seven of which have been successfully completed and were on production at December 31, 1997. The Company financed its portion of the drilling and completion costs of the first eight wells by obtaining outside investors and entered into an agreement wherein the Company will retain 20% of the revenues and the investors will receive 80% until the investors receive up to 117% of their investment, at which time the revenues will be split 50/50 for the remaining production life of the wells. The above formal agreement with Westar is no longer in effect.

     The Company is also actively seeking the acquisition of additional producing and non-producing oil and gas leases directly or through the acquisition of or business combinations with all or a portion of energy-related companies or properties. (See Planned Activities.)

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

     HOLMES COUNTY, MISSISSIPPI. The Company was incorporated in September 1992 and acquired substantially all of the working interest of the Thomas E. Smith 9-2 Well No. 1 (the "Smith Well"), a producing gas well in Mississippi, in exchange for 1,750,000 shares of its Common Stock from the working interest owners, including Hill Investors, Inc. ("Hill"), a company controlled by James
J. Ling, the Chairman and Chief Executive Officer and a director of the Company. The Company owns a 100 percent working interest in the Smith well, a gas well completed at 11,800 feet in the Smackover Formation in the Thornton Smackover Field. Although not currently producing, the well produced on a test gas and condensate run through a nearby
TXG gas plant at rates up to 800 Mcf of gas and 30 Bbls of condensate per day. The Smith well required extensive workovers and the Company has settled with the operator regarding its portion of these costs. The Company is not able to accurately predict when it will receive any cash flow from the well but believes production and cash flow will begin in the latter part of 1998 as soon as plans are developed and placed into operation to remove the 48 percent carbon dioxide and the 3 percent hydrogen-sulfide which require separation from the main gas stream, however, there is no assurance that this processing will prove economically feasible.

     PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas. It is one of the largest gas fields in the United States and is estimated to contain reserves that exceed 70 trillion cubic feet of gas and 1.5 billion barrels of oil.

     In 1992 and 1993 the Company participated in a 20-well drilling program on the Richmond acreage in the Panhandle Field of Moore County to earn a 41.5 percent working interest (31.9 percent net revenue interest) in 26,755 acres covered by oil and casinghead gas leases from Richmond Petroleum, Inc. ("Richmond Petroleum"). This drilling initially resulted in the completion of 18 commercial wells as pumping Red Cave Sandstone oil producers ranging from poor to sometimes better than average. Of these 18 wells, six were shut in because of decline in production, which the Company believes resulted primarily from inadequate initial completion techniques. In addition to the 20 well drilling program, Empiric re-completed as a producer a shut in well which was acquired with the leases. In early May 1993, the Company and a non-affiliated working interest owner removed the operator of the Richmond acreage because of their dissatisfaction with the drilling and completion practices on certain wells. These practices included incorrectly recording well locations, failure to drill wells to agreed depths, drilling wells too close together, not using surface casing, failure to perforate all production zones and using inappropriate fracture treatments. The Company subsequently discharged the operator for cause and acquired his 28.5 per cent working interest in exchange for 5,000 acres. As a result of this transaction the Company owned an approximate 70 percent working interest in 21,755 acres.

     In September 1993, the Company sold to Red Cave Limited Liability Company ("Red Cave") for $450,000 a 28.5 percent working interest in approximately 1,405 gross acres of the Richmond acreage on which 22 wells were producing or deemed capable of production. As part of such consideration, the Company also sold to Red Cave a 7.5 percent working interest in undeveloped leases covering the remaining 20,350 acres of the Richmond acreage owned by the Company and an option to purchase a 25 percent working interest in the Brent Ranch lease, which was not exercised. The Company also granted to Red Cave a one-year option to purchase an additional 20 percent working interest in such undeveloped Richmond acreage for additional consideration of $183,231. This option expired without exercise.

     In May 1997, the Company entered into an agreement to sell all its working interest in the Baker lease only of its West Texas Panhandle production properties (approximately 580 acres) and granted a two year option to sell its leasehold interest in approximately 13,500 non-producing acres, a total consideration of approximately $540,000.

     PENNSYLVANIA  PROPERTIES.    (See  Westar  Energy,  Inc.  above.)

Planned  Activities

     As described elsewhere in this report, the Company has developed many contacts in the industry and has been presented with many opportunities for investments in acquisitions or combinations with other companies and/or working interest participation in promising proved and undeveloped acreage prospects. The Company has agreements in principal as well as signed letters of intent to acquire interests in producing wells, test drilling of exploratory wells, development of leasehold acreage, and the acquisition of already developed proprietary aerial survey data for high probability discovery sites. The Company also has an agreement to participate in the exploration and development of potential drilling prospects utilizing these proprietary techniques in West Texas, Alaska, Montana, Argentina and Morocco. A comprehensive public news release describing this program was issued on March 26, 1998 and will be also disseminated to all shareholders with the 1997 Annual Shareholder Report, soon to be released. This program for development, expansion and financial growth depends on the Company's obtaining adequate working capital although a substantial portion of the cost will be provided by the Company's equity securities.

Productive  Well  Summary

     The following table sets forth certain information regarding the Company's ownership, as of December 31, 1997, of productive wells in the areas indicated.


                      Productive Wells
                      Gas         Total
                  Gross   Net   Gross  Net
Texas
 Baker 39. . . .      -      -      -    -
 Thompson 23 . .      -      -      -    -
 Sneed 53. . . .      -      -      -    -
Mississippi
 Smith (1) . . .    1.0    1.0    1.0  1.0
Pennsylvania (2)    7.0    3.0    7.0  3.0

   Totals. . . .    8.0    4.0    8.0  4.0

(1) This well is currently shut-in. It is expected that production will not begin earlier than June 1998.
(2) Assumes approximately 54% working interest remaining after all investor costs, owner "back-ins" and finder commissions.


Acreage

     The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1997

                      Developed          Undeveloped      Total
                    Gross   Net     Gross     Net     Gross     Net
Lyon Operating      1223    611        -0-        -0-    1223       611
Richmond Acreage    -0-     -0-     21,535     13,211  21,535    13,211
Mississippi         320     320        -0-        -0-     320       320
Total               1543    931     21,535     13,211  23,078    14,142

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

PART  II.

ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board for the periods indicated in 1997 and 1998 regarding the OTC market.

                                            High          Low          Close
                            Volume          Bid           Bid           Bid
                           -------         ------         -------      -------
1997
First  Quarter             141,600         0.8750         0.31250      0.43750
Second  Quarter            167,000         0.5625         0.21875      0.31250
Third  Quarter              68,400         0.4375         0.30000      0.37500
Fourth  Quarter            840,454         1.4375         0.12500      0.78125

1998
First Quarter Thru 3/27/98 466,740         0.71875        0.34375      0.5625

     As of March 26, 1998, there were approximately 597 record and beneficial holders of the Common Stock and Series A Warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

     The following schedule sets forth in summary form the financial results of operations of the Company since its inception in October 1992 through December 31, 1997.

   YEAR     REVENUES     PROFIT/LOSS   COMMENTS

   1992     Minimal      Minimal      Only 3 months of operations
   1993     $191,958    ($286,454)
   1994     $138,012    ($998,929)    See  Note  1
   1995     $ 85,282    ($245,636)
   1996     $ 94,798    ($491,446)    See Note 2 below
   1997     $102,270    ($160,166)

Note 1: Includes a special "non-cash" charge of $830,000 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1994 in accord with independent engineering reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Note 1 of the Financial Statements.

Note 2: Includes a special "non-cash" charge of $431,000 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1996 in accord with independent engineering reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Note 1 of the Financial Statements. The end of year 1996 reserve evaluation for the Texas Panhandle properties was substantially reduced due to the independent engineer's re-evaluation downward, based upon actual initial potential tests of the wells and actual production decline curves as extrapolated therefrom. During 1996, the
Management  of  the  Company  earned  $135,000  of  consulting  fees  from  a non-affiliated company for investment advice and assistance regarding energy-related opportunities. This amount was included as "other income" in the financial statements. During 1997, the Company received a $50,000 non-refundable amount for granting the two year option to purchase the interest in the West Texas Panhandle properties described above. This amount is included as "Other Income"during the year 1997.

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

     The Company drilled three unsuccessful wells in 1994/1995 in the West Texas Panhandle Brent Ranch properties, two of the wells in conjunction with Texoil, Inc. at a total cost of more than $300,000. Although many other promising drill sites were available on Company-owned leasehold properties, the Company has not been able to obtain capital to develop these opportunities.

     During the year 1996, the Company completely eliminated its long term debt in the total amount of approximately $270,000 through a planned program which exchanged the long term debt plus other short term deb incurred in the normal course of business for preferred stock. During 1997 the total preferred stock valued at approximately $450,000 was exchanged for Common stock and other considerations, including successful negotiations with creditors for the reduction of debt. As a "bottom line" effect, the total debt of the Company was reduced from approximately $455,000 as of December 31, 1996 to December 1997, and stockholders equity increased slightly, not withstanding  a  reported  book  loss  for  the  year  1997 of about $160,000.

Liquidity

     As  of  December  31,  1997,    the  Company had no long-term debt and an
equity-to-debt ratio of about 16-to-1. On the other hand, the Company had a small working capital deficit and a need for adequate working capital to take advantage of its many promising opportunities to achieve growth in earnings through acquisitions and developmental programs and to produce oil and gas reserves. Although these ratios improved from comparative numbers at the beginning of the year (about 4.5-to-1 and $600,000 respectively), the Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs for further debt reduction and for acquisition of producing properties to obtain improved cash flow as set forth in the Planned Activities section above.

ITEM  7.          FINANCIAL  STATEMENTS

     The following financial statements are included as part of this Form 10-KSB following the signature page:
                                                                          Page
  Independent  Auditors  Report  as  of  December  31,  1997               F-1
  Balance  Sheet  -  Comparative  1996/1997                                F-2
  Statements  of  Operations  -  Comparative  1996/1997                    F-3
  Statements  of  Cash  Flow                                               F-4
  Statement  of  Changes  in  Stockholders'  Equity                        F-5
  Notes  to  Financial  Statements                                 F-6 thru 13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART  III.

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

          The  Company has three executive officers and three directors, James
J. Ling, Chairman and Chief Executive Officer, Renn Rothrock, Jr., President and Chief Operating Officer and Clyde E. Skeen, Secretary, Treasurer and Chief Financial Officer. Following is a brief summary of the business background and experience of Messrs. Ling, Rothrock and Skeen:

     James J. Ling. James J. Ling, age 75, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services. Mr. Ling founded Ling Electronics in 1955 and through a series of mergers and acquisitions, which included Temco Aircraft Corporation, Chance Vought, Wilson & Co., Braniff Airlines, Jones & Laughlin, and National Car Rental, guided the conglomerate, LTV, to a position among the largest industrial companies in the nation. Mr. Ling resigned his positions with LTV in 1971 and disposed of all his stock in the Company.

     R. Renn Rothrock, Jr. R. Renn Rothrock, age 55, has been President of the Company since December 1997. Mr. Rothrock served as President of both Hunter Gas Gathering, Inc. and Gruy Petroleum Management Co. and Executive Vice President of Magnum Hunter Production, Inc. from January 1994 to
December 1997. He served as Executive Vice President and Chief Operating Officer of Gruy from May 1988 until January 1994. Mr. Rothrock was Executive Vice President and General Manager of Gruy Engineering Corporation from 1986 until May 1988. Over his 33-year career, Mr. Rothrock has also served as a reservoir engineer and operations research engineer at Skelly Oil Company and as an area engineer at Amerada Petroleum Corporation; the Engineering Editor of Petroleum Engineer International Magazine; Vice President and Energy Manager of the First National Bank of Mobile, Alabama; Executive Vice President of Energy Assets International Corporation, a public company that financed oil and gas ventures; and the producer and operator of his own gathering and transportation system. Mr. Rothrock earned a BS degree in Petroleum Engineering and an MS degree in Engineering from the University of Oklahoma. He is a member of the Society of Professional Engineers, the National Society of Professional Engineers, the National Academy of Forensic Engineers and the Texas Society of Professional Engineers. Mr. Rothrock is a registered Professional Engineer in Texas and Oklahoma.

     Clyde E. Skeen. Clyde E. Skeen, age 81, is a co-founder of the Company and has been a Director, Secretary and Treasurer of the Company since November 1992. From January, 1987 to June, 1989, Mr. Skeen was Executive Vice President of Bell Textron, Inc. in charge of the V-22 Osprey Program of Bell Helicopter Company and Boeing Vertol Company. From 1979 until his retirement in 1985, Mr. Skeen was Senior Vice President of The Boeing Company, in charge of all government business operations and a member of Boeing's senior management council. From 1985 to 1987, Mr. Skeen was a full-time consultant to Boeing on a variety of government and management issues. Mr. Skeen joined Boeing in 1940 upon earning a Bachelor's Degree in Business Administration from Pittsburgh State College, Kansas, and from 1949 to 1960 he held various corporate officer positions including Controller, Vice President and Director of Program Management for Boeing's space and intercontinental ballistic missile programs. In 1960, Mr. Skeen joined Temco Aircraft Corporation as a Director, Executive Vice-President and General Manager and was instrumental in the formation of Ling-Temco-Vought, Inc. (LTV) in 1961. In 1964, Mr. Skeen was elected President of LTV, a position he held until his resignation in 1971. Mr. Skeen is also President of Clyde Skeen Business Consultants, Inc., a private business consulting firm, a majority of the stock of which is owned by Mr. Skeen.

ITEM  10.          EXECUTIVE  COMPENSATION

     The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 1996 and 1997.

          Summary  Compensation  Table


Name/Position           Fiscal Year       Salary (1)(2)(3)          Bonus*

James  J.  Ling(1)             1996                $90,000             -0-
                               1997                $90,000             -0-
Renn  Rothrock,  Jr.           1997                $25,000             -0-
Clyde  E.  Skeen(2)            1996                $42,000             -0-
                               1997                $42,000             -0-
*See  Employment  Contract  Summary.

(1) Mr. Ling does not receive compensation directly from the Company. Under the terms of a management consulting agreement entered into between the Company and Hill Investors, Inc, Hill provides management consulting services for which the Company pays Hill a monthly fee of $7,500.

(2) Mr. Skeen does not receive compensation directly from the Company, but is paid through Clyde Skeen Business Consultants, Inc., which is paid by the Company.

(3) Because of the Company's working capital condition, neither Mr. Ling nor Mr. Skeen has received cash compensation through their respective associated companies for years 1995, 1996 and 1997. They have received notes payable, which are or have been recorded on the books of the Company.

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

     Mr. R. Renn Rothrock, Jr. is employed under the term of an Employment Agreement effective December 1, 1997 for a period of five years from the original effective date. The term of the contract will automatically extend for an additional period of five years from each full year anniversary date unless the Company notifies Mr. Rothrock to the contrary. Mr. Rothrock may terminate the contract at the third anniversary from the original effective date by giving six months notice to the Company.

     The employment contract provides for a minimum annual salary of $120,000 plus 50% of the fees billed to outsiders for Mr. Rothrock's consulting or expert witness services. Mr. Rothrock will also be entitled to a cash bonus of up to 75% of his minimum annual salary based upon his performance in obtaining goals to be established yearly by the Compensation Committee. The Company has issued to Mr. Rothrock, or his assignee, 300,000 shares of the Common stock of the Company at $.05 per share, such shares to be registered as soon as possible. Additional incentive stock options will be granted to Mr. Rothrock based upon the attaining or exceeding of twelve month operating income goals.

     Mr. Rothrock will be granted certain fringe benefits including a car allowance, participation in health, dental and group life insurance plans and will be reimbursed for reasonable and supportable expenses incurred in the Company's interest.

1994  Stock  Option  Plan

     The Board of Directors of the Company, on January 10, 1994, adopted a stock option plan (the "Plan") to provide for the grant of non-qualified stock options to employees and advisors of the Company. A total of 250,000 shares has been authorized and reserved for issuance under the Plan, subject to adjustment to reflect changes in the Company's capitalization in the event of a stock split, stock dividend or similar event. The Plan is administered by the Board of Directors who has the sole authority to interpret the Plan, to determine the persons to whom options will be granted, the number of options granted, the exercise price, duration and other terms of the options. On January 10, 1994 the Board of Directors granted the following options, subject to approval of the Plan by the stockholders of the Company: Hill Investors, Inc., 75,000 shares; Clyde Skeen Business Consultants, Inc., 40,000 shares. All options are exercisable at an exercise price of $1.00 per share. The options granted to Hill Investors, Inc. and Clyde Skeen Business Consultants become exercisable 1/12 each month, cumulatively beginning 30 days after grant. No option is exercisable after five years from the date of grant unless earlier terminated because of death, disability, termination of employment or cessation of services to the Company. Stockholders of the Company approved the Plan on March 29, 1994.

     During 1997 the Board of Directors authorized an additional 250,000 shares to be set aside for issuance under the Plan bringing to 500,000 the total shares authorized for the Stock Option Plan and, on that date, also awarded additional stock options as follows:

     a. Five (5) year option granted to Clyde Skeen Business Consultants, Inc. to purchase up to 40,000 shares at a purchase price of $1.00 per share;

     b. Five (5) year option granted to Hill Investors, Inc. to purchase up to 75,000 shares at a purchase price of $1.00 per share.

     c. Five (5) year option granted to Renn Rothrock to purchase up to 300,000 shares at a purchase price of $1.00 per share.

The above options are subject to all the same conditions and covenants of the original Stock Option Plan dated January 10, 1994.
ITEM  11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock and Series A Warrants held by the principal Officers and Directors of the Company as of December 31, 1997:


   Name                Shares Beneficially Owned       % of  Class
                       Common   Warrants            Common   Warrants

James J. Ling(1). . .  781,105    18,095          13.3%       7.2%
Clyde E. Skeen(2) . .  305,750    28,250           5.2%      11.2%
Renn Rothrock, Jr.(3)  425,000       ---           7.3%         0%

(1) Includes 374,525 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 406,580 shares of Common Stock held by Hill Investors, Inc., of which Mr. Ling is President.

(2) Clyde Skeen Business Consultants, Inc. is a corporation, of which the majority of the stock is owned by Mr. Skeen.

(3) Includes 425,000 shares of Common Stock held by Susan J. Rothrock, wife of Renn Rothrock, Jr.

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company entered into a three year management consulting agreement with Hill Investors, Inc. ("Hill") dated October 1, 1992, whereby Hill provides the services of Mr. Ling as Chairman and Chief Executive Officer of the Company for which Hill receives a monthly fee of $7,500.00. In the event of the death or disability of Mr. Ling during the term of the agreement, the agreement shall automatically terminate or, in the case of a reorganization of the Company during the term of the agreement, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company, including, without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's By-Laws. The Company has renewed the agreement with Hill until October 1, 1998 on the same terms and conditions. This contract will automatically be extended for an additional period of three years from each full year anniversary date unless the Company notifies Mr. Ling to the contrary.

     Hill is a Delaware corporation which currently owns 406,580 shares or about 8 percent of the Company's outstanding Common Stock. Mr. Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.


ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             /s/  James  J.  Ling
                                             _______________________________
                                             James  J.  Ling
                                             Chairman  and  Chief  Executive
                                             Officer

                                             /s/  R.  Renn  Rothrock,  Jr.
                                             _______________________________
                                             R.  Renn  Rothrock,  Jr.
                                             President  and  Chief  Operating
                                             Officer

                                             /s/  Clyde  E.  Skeen
                                             _______________________________
                                             Clyde  E.  Skeen
                                             Secretary  and  Treasurer  and
                                             Chief  Financial  Officer-1080

          REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


TO  THE  SHAREHOLDERS  OF  EMPIRIC  ENERGY,  INC.

We  have  audited  the  accompanying balance sheets of Empiric Energy, Inc. (a
Delaware corporation) as of December 31, 1997, and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1997, the Company incurred a net loss of $160,164. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure it's financing arrangements, and to continue it's present short-term financing, or obtain alternative financing as required. It is not possible to predict the outcome of future operations or whether the necessary alternative financing may be arranged, if needed. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Thomas  O.  Bailey  and  Associates
----------------------------------------
Thomas  O.  Bailey  and  Associates
Certified  Public  Accountants

Dallas,  Texas
March  4,  1998


                             EMPIRIC ENERGY, INC.
                                 Balance Sheet

                                                                           December 31,  December 31,
                                                                               1997          1996
                                    ASSETS
                                    ------
Current  Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    18,811   $     1,084
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       63,225        69,217
 Notes receivable-Texoil. . . . . . . . . . . . . . . . . . . . . . . . .       31,000        31,000
                                                                           ------------  ------------
     Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . .      113,036       101,301
                                                                           ------------  ------------

Oil and gas properties, using full cost accounting
 Properties being amortized . . . . . . . . . . . . . . . . . . . . . . .    3,692,500     3,894,172
                                                                           ------------  ------------

Less accumulated depreciation, depletion, amortization   and impairment
   Net oil and gas properties . . . . . . . . . . . . . . . . . . . . . .    1,555,250     1,535,833
                                                                           ------------  ------------
                                                                             2,137,250     2,358,339
                                                                           ------------  ------------
Other assets
 Other property and equipment, at cost,
   less accumulated depreciation
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         4,133
     Total Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .        2,076         2,742
                                                                           ------------  ------------
                                                                                 2,076         6,875
                                                                           ------------  ------------
TOTAL ASSETS
                                                                           $ 2,252,362   $ 2,466,515
                                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------

Current Liabilities
-------------------------------------------------------------------------
 Accounts payable
 Due to stockholders. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    79,413   $   257,713
 Short-term notes payable . . . . . . . . . . . . . . . . . . . . . . . .       17,981        22,627
     Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .       30,000       174,850
                                                                           ------------  ------------
                                                                           $   127,394   $   455,190
                                                                           ------------  ------------
Stockholder's Equity
 Preferred stock, $100 par value;
   authorized 2,000,000 shares;
   none outstanding at December 31, 1997,
   4,488 outstanding at December 31, 1996
 Common stock, $0.01 par value; 20,000,000. . . . . . . . . . . . . . . .            -       448,803
   shares authorized; 5,859,776 and
   4,330,7000 outstanding December 31, 1997
   and December 31, 1996, respectively
                                                                                58,598        43,307
 Additional paid-in capital
 Retained deficits. . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,286,661     3,579,342
     Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .   (2,220,291)   (2,060,127)
                                                                           ------------  ------------
                                                                             2,124,968     2,011,325
                                                                           ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           $ 2,252,362   $ 2,466,515
                                                                           ============  ============

The Notes to Financial Statements are an integral part of this statement.

                             EMPIRIC ENERGY, INC.
                           Statements of Operations




                                                      December 31,
                                                      ------------
                                                      1997        1996
                                                   ----------  ----------
Revenues
     Oil and gas sales. . . . . . . . . . . . . .  $ 102,270   $  94,978
                                                   ----------  ----------
          Total revenues. . . . . . . . . . . . .    102,270      94,978
                                                   ----------  ----------

Expenses
     Production . . . . . . . . . . . . . . . . .     70,812      86,087
     Depreciation, depletion, and amortization. .     19,417      22,969
     General and administrative . . . . . . . . .    335,591     196,038
     Interest . . . . . . . . . . . . . . . . . .      6,839      36,938
     Full cost ceiling adjustment . . . . . . . .          -     430,993

          Total expenses. . . . . . . . . . . . .    432,659     773,025
                                                   ----------  ----------

Other Income
     Dividend income. . . . . . . . . . . . . . .     45,000      45,000
     Interest income. . . . . . . . . . . . . . .      3,100       3,100
     Consulting fees. . . . . . . . . . . . . . .          -     135,000
     Sale of option . . . . . . . . . . . . . . .     50,000           -
     Other. . . . . . . . . . . . . . . . . . . .          -       3,501

                                                      98,100     186,601
                                                   ----------  ----------

(Loss) before income taxes and extraordinary item   (232,289)   (491,446)

Provision for income taxes. . . . . . . . . . . .          -           -

(Loss) before extraordinary item. . . . . . . . .   (232,289)   (491,446)


Extraordinary  item
   Gain from extinguishment of debt net
   of income tax effect                               72,125           -

NET  LOSS                                          $(160,164)  $(491,446)

Primary  earnings  per  share:

 Before extraordinary item                            $(0.05)  $   (0.12)
 Extraordinary item. . . . . . . . . . . . . . . . .  $ 0.01   $   (0.12)
 After extraordinary item. . . . . . . . . . . . . .  $(0.04)  $    0.24

  The Notes to Financial Statements are an integral part of this statement.




                             EMPIRIC ENERGY, INC.
                           Statements of Cash Flows

                                                             December 31,
                                                           1997          1996
                                                      --------------  ----------
Cash flows from operating activities
     Net loss. . . . . . . . . . . . . . . . . . . .  $    (160,164)  $(491,446)
     Adjustments to reconcile net loss to net
        cash provided by operating activities
          DD&A -oil and gas properties . . . . . . .         19,417      22,969
          Write-down as result of ceiling test . . .              -     430,993
          Depreciation and amortization - other. . .          5,530       7,605
          (Increase) decrease in:
               Accounts receivable-trade . . . . . .          5,992     (69,219)
               Prepaid expenses
               Other assets. . . . . . . . . . . . .           (731)
          Increase (decrease) in:
               Accounts payable and accrued expenses       (182,946)      4,676

       Net cash provided by operating activities . .       (312,902)    (94,422)

Cash flows from investing activities
    Capital expenditures . . . . . . . . . . . . . .        (18,328)   (227,878)

      Net cash used by investing activities. . . . .        (18,328)   (227,878)

Cash flows from financing activities
    Short-term notes payable . . . . . . . . . . . .       (109,850)     64,850
    Retirement of senior notes . . . . . . . . . . .              -    (267,520)
    Liquidation of long-term note. . . . . . . . . .        (35,000)          -
    Proceeds from issuance of common stock                               74,051
    Proceeds from issuance of preferred stock. . . .        273,807     448,803
    Proceeds from sale of oil and gas properties . .        220,000           -

     Net cash provided by investing activities . . .        348,957     320,184

Net increase in cash and cash equivalents. . . . . .         17,727      (2,116)
Cash and cash equivalents, at beginning of period. .          1,084       3,200

Cash and cash equivalents, at end of period. . . . .  $      18,811   $   1,084

Interest paid during the year . .                            $6,599   $  30,443
Income taxes paid during the year                            $    -   $      -

  The Notes to Financial Statements are an integral part of this statement.

ll



                                                      EMPIRIC ENERGY, INC.
                                          Statement of Changes in Stockholders' Equity

                                                     Preferred Stock               Common Stock      Paid-in      Retained
                                                    Shares         Amount       Shares     Amount    Capital      Earnings
                                               ----------------  ----------  ------------  -------  ----------  ------------
Balance at December 31, 1995. . . . . . . . .                -           -      4,055,500   40,555   3,508,043   (1,568,681)

Changes 1996:

Common Stock issued for debt or by purchase .            4,488     448,803        275,200    2,752      71,299

Net loss for the year ended December 31, 1996                -           -              -        -           -     (491,446)

Balance at December 31, 1996. . . . . . . . .            4,488   $ 448,803      4,330,700  $43,307  $3,579,342  $(2,060,127)

Conversion of Preferred Stock to Common Stock           (4,488)   (448,803)       448,803    4,488     444,315            -

Common Stock issued for debt or by purchase .                -           -      1,080,273   10,803     263,004            -

Net loss for the year ended December 31, 1997                -           -              -        -           -     (160,164)

                                                             -   $       -      5,859,776  $58,598  $4,286,661  $(2,220,291)

                                                    Total
                                                Stockholders'

                                                   Equity
                                               ---------------
Balance at December 31, 1995. . . . . . . . .  $    1,979,918

Changes 1996:

Common Stock issued for debt or by purchase .         522,854

Net loss for the year ended December 31, 1996        (491,446)

Balance at December 31, 1996. . . . . . . . .  $    2,011,325

Conversion of Preferred Stock to Common Stock               -

Common Stock issued for debt or by purchase .         273,807

Net loss for the year ended December 31, 1997        (160,164)

                                               $    2,124,968

     The Notes to Financial Statements are an integral part of this statement.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Oil  and  Gas  Properties

     The Company's operating activities are related to exploration, development and production of oil and natural gas in the United States. The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs related to the acquisition, exploration for and development of oil and natural gas reserves are capitalized and accumulated in a single cost center representing the Company's activities undertaken exclusively in the United States. Such costs include lease acquisition cost, geological and geophysical expenditures, lease rentals on undeveloped properties, costs of drilling both productive and non-productive wells and general and administrative expenses directly related to exploration and development activities. Proceeds received from disposals are credited against accumulated costs except when the sale represents a significant disposal of reserves in which case a gain or loss is recognized. Abandonment of properties is accounted for as adjustments of capitalized costs with no loss recognized.

     The costs capitalized, including production equipment, are depreciated or depleted on the unit-of-production method, based on proved oil and natural gas reserves as determined by independent petroleum engineers. Oil and natural gas reserves are converted to equivalent units based upon the relative energy content, which is six thousand cubic feet of natural gas to one barrel of crude oil. Depreciation of office and other property is computed generally using the straight-line method over the useful lives of the assets.

     The capitalized costs less accumulated depletion, depreciation and deferred taxes are limited to an amount which is not greater than the estimated future net revenue from proved reserves using period-end prices less estimated future production-related general and administrative expenses, financing costs and income taxes, plus the cost (net of impairments) of undeveloped properties.

Provision  for  Uncollectible  Receivables

     The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on prior year's experience and management's analysis of possible bad debts. Bad debt recoveries are charged against the allowance account as realized. As of December 31, 1997 and 1996 the allowance was $50,000 and $0, respectively.

Oil and gas properties not subject to depreciation, depletion and amortization

     For oil and gas development activities in which a determination has not been made about additional reserves that should be classified as proved or the well or wells have been determined to be nonproductive the associated costs are not included in the full cost pool for purposes of computing amortization. In 1997 and 1996 there were no properties where a determination had not been made.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Actual results could differ from those estimates.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Fair  Value  of  Financial  Instruments

     The fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying value of such amounts.

Cash  Flows  Presentation

     For purposes of the Statement of Cash Flows, cash equivalents include time deposits, certificates of deposit and all liquid debt instruments with original maturities of three months or less.

Earnings  Per  Share

     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations were 4,900,617 in 1997 and 4,162,733 in 1996. For 1996 fully diluted earnings per share, consisting of the weighted average of common shares outstanding plus the fully converted preferred stock, are not presented because the effect would be anti-dilutive.

NOTE  2  -  GOING  CONCERN

     As shown in the accompanying financial statements the Company has incurred recurring losses from operations and has a deficit working capital. The Company's current net operating revenues are not sufficient to provide adequate cash flow required to pay all of the Company's administrative expenses. For this reason the Company must rely on short-term borrowing and equity financing. Management has prepared a Private Placement offering to qualified investors acceptable to the Company. As of March 15, 1998 4.5 units of this offering have been sold in the amount of $112,500 which such funds will be used for working capital.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

     Hill Investors, Inc. ("Hill"), an affiliate of Mr. Ling, has entered into a three year management consulting agreement with the Company whereby Hill provides certain management consulting services, receiving therefor a monthly fee of $7,500. In the event of the death or disability of Mr. Ling or a reorganization of the Company occurs during the term of the agreement, the agreement shall automatically terminate (in the case of Mr. Ling's death or disability) or, in the case of a reorganization, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company including without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling.
Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's by-laws. Hill provided consulting services at a cost of $90,000 in 1997 and $90,000 in 1996.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS  (Continued)

     Contemporaneously with the formation of the Company in October, 1992, Hill was issued 1,750,000 shares of the Company's common stock (the "Shares") in consideration for Hill's: (i) assignment to the Company of its working interest in the Smith Well in Holmes County, Mississippi; (ii) causing other unaffiliated persons who owned substantially all of the remaining working interest in the Smith Well to assign their interests in the well to the Company in consideration for Hill's transfer to them of a total of 236,422 of the Shares; and (iii) making available to the Company the opportunity to enter into the farmout agreement which had been negotiated by Hill with Richmond Petroleum, under which the Company subsequently earned its interest in the Richmond acreage. Of the Shares assigned by Hill to owners of interests in the Smith Well, 29,400 shares were transferred to Clyde Skeen Business Consultants, Inc., the majority of the stock of which is owned by Clyde E. Skeen, Secretary, Treasurer and a Director of the Company. Additionally, for services rendered in the formation of the Company, Hill assigned to three persons a total of 87,500 of the Shares, including 50,000 shares to Clyde Skeen Business Consultants, Inc. Clyde Skeen Business Consultants, Inc. provided consulting services at a cost of $42,000 in 1997, and $42,000 in 1996.

     As  a  result  of  the Texoil transaction described in Note 4 below,  the
Company now owns approximately 23 percent of Texoil Energy Limited's common stock and 100 percent of the 6 percent preferred stock. If the 6 percent preferred stock were converted into Texoil Energy Limited's common stock, Empiric would own approximately 34 percent of Texoil's outstanding common stock. The Company has no plans to convert the preferred stock into common stock. In addition, the President of the Company is now a director of Texoil Energy Limited.

NOTE  4  -  ACQUISITION  AND  SALE  OF  OIL  AND  GAS  PROPERTIES

     In 1992 the Company acquired undivided interests in a producing well located in Mississippi. This well has been shut-in for some time. The Company has reached a full settlement and accommodation with the former the former operator who had incurred costs in connection with a rework program of the well. The Company plans to resume production of the well as soon as a system for satisfactory removing impurities can be developed. This property was recorded at its fair market value of $1.6 million when it was acquired. This value was based on the discounted value of estimated reserves of the property less a provision for all claims and encumbrances which may be assessed against the property as estimated by management. Independent professional engineers determined the estimated recoverable reserves. In exchange for this property and other assets, including the opportunity to acquire the working interest in the Panhandle Texas properties, and for obtaining the initial financing to form the company the Company issued 1.75 million shares of its common stock and $125,000 of its convertible senior notes.

     In 1993 the Company acquired an additional 28.5 percent undivided interest in property in the Texas Panhandle. This additional interest was acquired for the assumption of the debts of the former operator and included a substantial amount of supplies. The amount of the debts assumed plus other expenditures related to the transaction totaled approximately $450,000. Part of this additional interest in the property was sold shortly thereafter for $450,000. The supplies were used on the Company's projects in the Panhandle.

     Pursuant to an agreement dated March 23, 1995, between the Company and Texoil Energy, Ltd. (Texoil), a Canadian corporation, Texoil acquired one-half of the Company's interest in approximately 9,300 acres of oil and casinghead gas leases in Moore and Potter Counties, Texas, including the 7,000 acres on the Brent Ranch, and 225,000 shares of the Company's

NOTE  4  -  ACQUISITION  AND  SALE  OF  OIL  AND  GAS  PROPERTIES  (Continued)

Common Stock. In consideration, the Company received $128,750 cash and a $121,250 note due in August 1995, 1,000,000 shares of Texoil Common stock and $750,000 principal amount of 6 percent preferred stock, convertible into 750,000 shares of Texoil Common Stock. The stock of Texoil is valued at zero amount on the financial statements.

     As of October 1, 1997, the Company sold its producing properties on the Baker 39 lease in the Texas Panhandle for $220,000 cash and granted an option to sell its leasehold interest in approximately 13,500 acres for $540,000 of which the Company's net interest is approximately $378,000. The balance of the interest has been pledged to cover prior indebtedness. The Company received $50,000 cash for the option, which is non-refundable. The optionee has the right to exercise the option at any time on or before October 11, 1998 at which time at least 50 percent of Empiric's leasehold interest must be purchased. If the optionee purchases more than 50 percent but less than 100 percent of the Company's leasehold interest the option period for any remaining interest will be extended to October 1, 2000. The proceeds from the sale of the producing properties ($220,000) has been credited against the carrying value of the property account. See Note 1.

     On December 21, 1995, the Company entered into an agreement with Lyon Operating Co., Inc. for the purchase of an undivided 72 percent of the leasehold or working interest in approximately 1,223 acres of land situated in Clay and Jack Counties, Texas. For this interest the Company paid $30,000 cash, a promissory note for $35,000 with interest at eight percent (8%) payable on or before March 21, 1996, and 20,000 shares of the Company's stock. The Company is currently in default in payment of this note. By mutual agreement the promissory note has now been canceled and the Company's interest in these properties has been released.

NOTE  5  -  NOTES  PAYABLE  AND  CURRENT  PORTION  OF  LONG-TERM  DEBT



                                                   Notes payable consists of:
                                                     1997                        1996

Bank note due on demand with interest at 12%. . .                            -   100,000

Lyon Operating Co., Inc. dated December 21, 1995
 Due March 21, 1996 with interest at 8% . . . . .                            -    35,000

Other notes payable, due on demand with
   Interest at 8% . . . . . . . . . . . . . . . .  30,000                         39,850

Total . . . . . . . . . . . . . . . . . . . . . .  $    -                       $174,850
Less portion due within one year. . . . . . . . .  30,000                        174,850
Total long-term debt. . . . . . . . . . . . . . .  $    -                       $      -

     On December 31, 1995, the Company issued $267,520, in senior secured notes payable bearing interest at 8%, payable each six (6) months. The full amount of the principal was due thirty-six (36) months from that date. The notes were issued to two stockholders of the Company. On October 1, 1996, these notes were exchanged for the Company's preferred stock.

     The Company extinguished certain accounts payable and notes by agreement resulting in the extraordinary gain reflected in income for the year.

     The Company was in default on the note due to Lyon Operating Co. at December 31, 1996. The note has since been canceled. See Note 4.


NOTE  6  -  LEASES

     The Company leases its office space under a sub-lease agreement entered into in 1997 and expiring May 1998. The Company's commitment for 1998 is $10,385. The Company expects to renew its lease at the termination date.
During  the  year  the  Company  paid  $22,342.25  under  this  agreement.

NOTE  7  -  INCOME  TAXES

     The Company's deferred tax assets relate principally to non-deductible expenses and to net operating loss carryforward. Deferred tax liabilities relate to accelerated depreciation on fixed assets and to expense deductible for tax purposes but not for financial statement purposes.



 Deferred tax assets: . . . . .         1997        1996
                                 -----------        -----------
Temporary differences . . . . .  $ 1,345,631   $    1,345,631
Net operating loss carryforward    2,348,630        2,176,145
                                   3,694,261        3,521,776
Deferred tax liabilities: . . .   (3,276,193)      (1,860,037)
Net deferred tax assets . . . .      418,068        1,661,739
Asset valuation reserve . . . .     (418,068)      (1,661,739)
Deferred tax provision
                                 $         -   $            -


     The Company believes that the tax benefit or asset computed under FASB 109 is not likely to be realized and therefore is fully reserved.

     The Company has available net operating loss carryforward to reduce future taxable income and income taxes, which will expire as follows:



December 31, 2007  $  505,161
December 31. 2008     823,485
December 31, 2009     627,142
December 31, 2010     220,357
December 31, 2011     172,485
December 31, 2012   1,601,927
                  -----------
                   $3,950,557
                  ===========


     Due to the Net Operating Loss Carryforward shown in the table above no provision for current income taxes was recorded for 1997 or 1996.


NOTE  8  -  WARRANTS

     At December 31, 1997 and 1996 252,266 warrants were outstanding at an exercise price of $4.25 per share, subject to certain adjustments until June 14, 1999.

NOTE  9  -  LEGAL  PROCEEDINGS

     In some instances the Company has entered into installment payout arrangements with certain creditors to retire the related indebtedness involved and in some cases the Company has entered into agreed judgements with forbearance to permit time for raising funds to satisfy such claims. In some of these cases the Company has defaulted on such agreements. All of such underlying obligations are reflected in the records of the Company as current liabilities.

     The Company is not aware of any environmental liabilities or problems associated with any of its properties. The Company has settled environmental claims for clean-up in the past.

NOTE  10  -  OIL  AND  GAS  DATA

     The following tables provide additional information about the Company's oil and gas development and production activities.

Capitalized  Costs

Following is a summary of costs incurred in oil and gas property acquisition and development activities:



                       1997      1996
                      -------  --------
Unproved properties:
   Acquisitions. . .  $     -  $      -
 Developments. . . .   18,328   227,878
Proved Properties:
 Acquisitions. . . .        -         -
 Developments. . . .        -         -
                      -------  --------
                      $18,328  $227,878
                      =======  ========

Following is a summary of oil and gas producing activities for the year ended December 31, 1997 and 1996: (excluding corporate overhead and financing costs)




                                                              1997       1996
Oil and gas sales. . . . . . . . . . . . . . . . . . . . .  $102,270   $ 94,978
Production costs . . . . . . . . . . . . . . . . . . . . .   (70,812)   (86,087)
Depreciation, depletion and amortization . . . . . . . . .   (19,417)   (22,969)
                                                          -----------   --------
                                                              12,041    (14,078)
Income tax expense . . . . . . . . . . . . . . . . . . . .         -          -
                                                          -----------   --------
Results of operations for oil and gas producing activities  $ 12,041   $(14,078)
                                                          ===========   ========


Reserve  Information  (Unaudited)

          The following estimates of proved oil and gas reserve quantities and related standardized measure of discounted net cash flow are estimates by independent petroleum engineers, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Reserve  Information  Unaudited  (Continued)

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

          The following table is a summary of the reserve quantity information (oil reserves are stated in barrels and gas reserves are stated in thousand cubic feet):



                                                                                          At December 31,
                                                                                          ----------------
                                                                            1997                          1996
                                                                      ----------------                  ----------
                                                                            Oil            Gas         Oil        Gas
                                                                           (Bbls)         (MCF)      (Bbls)      (MCF)

Proved developed and undeveloped:

Balance at beginning of year . . . . . . . . . . . . . . . . . . . .          122,326   2,697,560    240,542   2,992,460

Revisions of previous estimates. . . . . . . . . . . . . . . . . . .         (   -   )   (   -   )  (113,780)   (294,626)
Extensions and discoveries . . . . . . . . . . . . . . . . . . . . .         (   -   )    354,032   (   -   )
Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,748)    (11,594)    (4,436)       (274)
Sales of reserves in place . . . . . . . . . . . . . . . . . . . . .          (26,856)    (72,348)  (   -   )   (   -   )
                                                                      ----------------  ----------  ---------  ----------
Balance at end of year . . . . . . . . . . . . . . . . . . . . . . .           91,722   2,968,650    122,326   2,697,560
                                                                      ================  ==========  =========  ==========

Proved Developed Reserves:
Balance at beginning of year . . . . . . . . . . . . . . . . . . . .           98,736   2,640,616     98,736   2,636,097
                                                                      ----------------  ----------  ---------  ----------
Balance at end of year . . . . . . . . . . . . . . . . . . . . . . .           91,722   2,966,650     99,667   2,640,616
                                                                      ================  ==========  =========  ==========

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



                                                               1997          1996

Future cash inflows . . . . . . . . . . . . . . . . . . .  $ 4,315,287   $ 4,656,234
Future production and  development costs. . . . . . . . .     (776,587)     (998,984)
Future income tax expense . . . . . . . . . . . . . . . .            -             -

Future net cash flows . . . . . . . . . . . . . . . . . .    3,538,700     3,657,250
10% Annual discount for estimated timing of cash flows. .   (1,260,741)   (1,295,911)

Standardized measure of  discounted future net cash flows  $ 2,277,959   $ 2,361,339

NOTE  11  -  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)


                      The following table presents summary
           information on a quarterly basis for 1997 and 1996. (Unaudited)

1997 . . . . . . . .  March 31    June 30    September 30    December 31
Revenues . . . . . .  $ 31,885    $32,611    $      26,714   $     11,060
Expenses . . . . . .  $(86,237)   $(57,251)  $     (86,333)  $   (202,838)
Other income . . . .  $ 41,014    $51,683    $     ( 2,880)  $     80,408
Net income . . . . .  $ (13,338)  $ 27,043   $     (62,499)  $   (111,370)
Net income per share  $ (0.010)   $ (0.006)  $      (0.013)  $     (0.020)

1996 . . . . . . . .  March 31    June 30     September 30    December 31
Revenues . . . . . .  $  20,567   $  22.663   $      19,051   $     32,697
Expense. . . . . . .  $ (74,362)  $(100,389)  $    (175,790)  $   (422,484)
Other income . . . .  $  11,250   $  11,250   $      11,250   $    152,851
Net income . . . . .  $ (42,545)  $ (66,476)  $    (145,489)  $   (236,936)
Net income per share  $   (0.01)  $   (0.01)  $       (0.04)  $     (0.057)