Form 10QSB
period 1998-03-31
EMPIRIC ENERGY INC
filed 1998-05-18
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD FROM _____ TO _____.


                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                   TEXAS                                          75-2455467
     (State  or  other  jurisdiction  of                        (IRS Employer
      incorporation  or  organization)                       Identification No.)


        12750  MERIT  DRIVE,  SUITE  750
                DALLAS, TEXAS                                   75251-1609
     (Address of principal executive offices)                   (Zip Code)

                                 (972) 387-4100
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  __X__                                                              No _____
       -

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 26, 1998.
5,955,276

Transitional  Small  Business  Disclosure  Format                      Yes __X__
                                                                             -
No  _____

Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 8 of the sequential numbering system.

                                     PART I

Item  1.          Financial  Statements
--------          ---------------------

           The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB, dated December 31, 1997.


                                   CONDENSED BALANCE SHEETS
                                   ------------------------


                                                                  March 31, 1997
ASSETS                                                    (Unaudited)      December 31, 1997
------------------------------------------------------  ----------------  -------------------
Cash                                                    $        24,112
Current Assets                                                   77,035
                                                                 31,000   $           18,811
                                                        ----------------
Accounts Receivable                                             132,147               63,225
                                                        ----------------
Note Receivable-Texoil                                                                31,000
                                                                          -------------------
Total Current Assets                                          3,725,871              113,036
                                                        ----------------  -------------------
Oil and Gas Properties, using full cost accounting
Properties being amortized                                   (1,555,954)           3,692,500
                                                        ----------------  -------------------
Less accumulated depreciation, depletion, amortization        2,169,917
                                                        ----------------
    and impairment                                                                (1,555,250)
                                                                          -------------------
Net Oil and Gas Properties                                                         2,137,250
                                                                          -------------------

Other Assets                                                      3,962
Other property and equipment, at cost, less                       5,357
                                                        ----------------
  accumulated depreciation                                        9,319                    -
                                                        ----------------
Other                                                                                  2,076
                                                                          -------------------
Total Other Assets                                      $     2,311,383                2,076
                                                        ----------------  -------------------

TOTAL ASSETS                                                              $        2,252,362
------------------------------------------------------                    -------------------

                                                                March 31, 1997
LIABILITIES AND STOCKHOLDERS= EQUITY                             (Unaudited)      December 31, 1997
-------------------------------------------------------------  ----------------  -------------------

Current Liabilities                                            $        98,899   $           79,414
Accounts Payable                                                        17,981               17,981
Due to stockholders                                                     30,000               30,000
                                                               ----------------  -------------------
Short-term notes payable                                               146,880              127,395
                                                               ----------------  -------------------
Total Current Liabilities

Long-Term Notes Payable                                                112,500                    -
                                                               ----------------  -------------------

TOTAL LIABILITIES                                                      259,380              127,395

Stockholders= Equity
Preferred stock, $100 par value; authorized  2,000,000
  shares; none outstanding at 3/31/98 and
  at 12/31/97                                                                -                    -
Common Stock, $0.01 par value; authorized 20,000,000
  shares; issued 5,955,276 shares and 5,859,776, respectively           59,008               58,598
Additional paid-in capital                                           4,306,971            4,286,662
Retained deficits                                                   (2,313,976)          (2,220,292)
                                                               ----------------  -------------------
Total Stockholders= Equity                                           2,052,003            2,124,968
                                                               ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY                     $     2,311,383   $        2,252,362
-------------------------------------------------------------  ----------------  -------------------

CONDEDSED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME
-----------------------------------------------------------------

                                                                Three Months Ended
                                                        ----------------------------------
                                                         March 31, 1998     March 31, 1997
                                                           (Unaudited)        (Unaudited)
                                                        ----------------  ----------------

Revenues
Oil and Gas Sales                                       $         3,308   $        31,885
Expenses
Production                                                        1,192            16,958
Depreciation, depletion, and amortization                         1,179             4,277
Interest                                                          1,450             3,976
General and administrative                                      105,539            61,026
                                                        ----------------  ----------------
TOTAL EXPENSES                                                  109,360            86,237
                                                        ----------------  ----------------

Other Income
Dividend Income                                                  11,250            11,250
Interest Income                                                   1,118                 -
                                                        ----------------  ----------------
TOTAL OTHER INCOME                                               12,368            11,250
                                                        ----------------  ----------------

Loss before provision for income taxes and
    extraordinary item                                          (93,684)          (43,103)

Provision for income taxes                                            -                 -
                                                        ----------------  ----------------
Loss before extraordinary item                                  (93,684)          (43,103)

Extraordinary item:
Gain from debt restructuring                                          -            29,764
                                                        ----------------  ----------------

NET AND COMPREHENSIVE LOSS                              $       (93,684)  $       (13,339)
                                                        ================  ================

Basic and diluted net and comprehensive loss per share
before extraordinary items                              $        (0.016)  $        (0.009)
                                                        ================  ================

Basic and diluted net and comprehensive loss per share
after extraordinary items                               $        (0.016)  $        (0.003)
------------------------------------------------------  ================  ================


                            CONDENSED STATEMENTS OF CASH FLOWS
                            ----------------------------------

                                                                Three Months Ended
                                                        ----------------------------------
                                                         March 31, 1998     March 31, 1997
                                                          (Unaudited)        (Unaudited)
                                                        ----------------  ----------------
Cash flows from operating activities
Net Loss                                                $       (93,684)  $       (13,339)

Adjustments to reconcile net loss to net cash provided
    by operating activities
Depreciation, depletion and amortization                          1,179             4,277
Other                                                                 -             1,729
(Increase) decrease in :
Accounts receivable                                             (13,810)          (16,890)
Other Assets                                                     (3,281)             (730)
Increase (decrease) in:
Accounts payable and accrued expenses                            19,485            (9,781)
                                                        ----------------  ----------------
NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                              (90,111)          (34,734)
                                                        ----------------  ----------------

Cash flows from investing activities
Purchases of oil and gas properties                             (33,371)          (26,945)
Purchases of other property and equipment                        (4,437)                -
                                                        ----------------  ----------------
NET CASH USED BY INVESTING ACTIVITIES                           (37,808)          (26,945)
                                                        ----------------  ----------------

Cash flows from financing activities
Short-term notes payable                                              -           (90,061)
Long-term debt retired                                          112,500                 -
Proceeds from issuance of common and
   preferred stock                                               20,720           150,840
                                                        ----------------  ----------------
NET CASH PROVIDED BY INVESTING
       ACTIVITIES                                               133,220            60,779
                                                        ----------------  ----------------

NET INCREASE IN CASH AND CASH
       EQUIVALENTS                                                5,301              (900)
Cash and cash equivalents, at beginning of period                18,811             1,084
                                                        ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF
       PERIOD                                           $        24,112   $           184
------------------------------------------------------  ================  ================

NOTES  TO  FINANCIAL  STATEMENTS

     See notes to financial statements included in the Company's 1997 Annual Report on Form 10-KSB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

     Oil and gas sales of $3,308 for the quarter end March 31, 1998 represented a decrease of $28,577 from the comparable 1997 quarter. This decrease was due to the Texas Panhandle producing properties of the Company being sold during the third quarter 1997, leaving only the Pennsylvania properties producing during the first quarter 1998. Total expenses of $109,360 for the quarter ended March 31, 1998 represented a increase of $23,123 from the comparable 1997 quarter. The increase was due to the increase in overhead due to the hiring of a President and Chief Operating Officer at the end of 1997. Total net loss of $93,684 represented an increase of $80,345 over the net loss for the comparable 1997 quarter due to the factors cited above and the extraordinary gain recognized in the quarter ended March 31, 1997

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 1998, the Company had a net worth of $2,052,003 compared to a net worth of $2,124,968 at December 31, 1997. This decrease is primarily due to the net loss in the quarter ended March 31, 1998. There was a working capital deficit of $14,733 at March 31, 1998 compared to $14,358 at December 31, 1997.

     During the quarter, Senior Secured Notes were sold totaling $112,500 secured by repayment from an option agreement to purchase acreage owned in the Texas Panhandle. Proceeds from the notes was used for working capital.

SUBSEQUENT  EVENTS

     Empiric announced on April 13, 1998 the acquisition from a private independent energy company (SEI) and individual investors, producing properties and related large leasehold acreage located in South/Central Texas of approximately 18,000 acres, that will provide additional drilling locations. The original working interest acquired was 46%, has since been increased to 75% in the drilling program.

A twenty well program was commenced with three wells completed and a fourth well being drilled and awaiting completion. The remaining sixteen wells will be drilled over the next several months. The fourth well has been logged and has four potentially productive zones with more than 70 feet of net pay.

     The first three wells had a combined absolute open flow (AOF) rate in excess of 15 MMcfpd as determined by an independent engineering firm, with the results, filed as required, with the Texas Railroad Commission. The three wells started production the last week of April at approximately 1.5 MMcfpd.

     The effective date for all production income to accrue to Empiric=s account was April 1, 1998.

     The acquisition further included the advance technology survey data covering 11.9 million acres of the highly prolific Upper Wilcox Trend, covering 34,000 linear miles, and resulting in Ahigh-grading@ 298,000 acres, containing over 100 potential prospects. In addition, Empiric may participate in two semi-exploration prospects in Alabama and Louisiana, with drilling to commence in the next sixty days. The successful completion of either or both prospects would have a major impact on current and future income to Empiric and related shares outstanding.

     In the next several weeks Empiric will take over and commence operations of the Texas producing properties and future wells developed therefrom.

     The acquisition further included a 25% interest in a partnership with SEI to utilize SEI=s advanced technology (SRM(tm)) coupled with the development of sedimentary residual magnetics brights spots (Mb(tnss)) anomaly techniques and a commitment to participate in the exploration and development of potential drilling prospects in the following areas:

     West  Texas  -  Permian  Basin  (SRM)
     South  Argentina  (SRM)
     South  Morocco  (SRM)

     SEI and Empiric=s objective will be to develop substantial prospects for long term growth utilizing its very successful and proven proprietary technology developed over the past fifteen years in domestic and foreign locations. The above projects will commence immediately and continue over the next 11 / 2 to two years.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

     Subsequent to March 31, 1998, the Company acquired the above properties for Securities of the Company disclosed in an 8-K dated April 9, 1998 drilling program. Various sources of financing, including the issuance of dept and equity securities are being investigated.

     The recently acquired properties' cash flow will begin to contribute to earnings of the Company during the second quarter.

                                    PART II.

                                OTHER INFORMATION


Item  1.                    Legal  Proceedings
-------                     ------------------

NONE

Item  2.                    Changes  in  Securities
--------                    -----------------------

NONE

Item  3.                    Defaults  Upon  Senior  Securities
--------                    ----------------------------------

NONE

Item  4.                   Submission of Matters to a Vote of Securities Holders
--------                   -----------------------------------------------------

NONE

Item  5.                    Other  Information
--------                    ------------------

NONE

Item  6.                    Exhibits  and  Reports  on  Form  8-K
--------                    -------------------------------------

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRIC  ENERGY,  INC

By:  /s/  James  J.  Ling                                    Date:  May 13, 1998
     --------------------
     Chairman  and  Chief  Executive  Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

By:  /s/ Clyde E. Skein                                      Date:  May 13, 1998
     Clyde  E.  Skein
     Chief  Financial  Officer


By:  /s/  James  J.  Ling                                    Date:  May 13, 1998
     James  J.  Ling
     Chairman  and  Chief  Executive


By:  /s/ R. Reno Rothrock, Jr.                               Date:  May 13, 1998
     R.  Renn  Rothrock,  Jr.
     President  and  Chief  Operating