Form 10QSB
period 1998-06-30
EMPIRIC ENERGY INC
filed 1998-08-14
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  JUNE  30,  1998.
                                                   ----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  from  _______to  _______.

                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                                             TEXAS                              75-2455467
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

12750 MERIT DRIVE, SUITE 750
                                   DALLAS, TEXAS                             75251-1609
(Address of principal executive offices)              (Zip Code)

                                 (972) 387-4100
          (Registrant's telephone number, including area code)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes     X        No
                                                          ------          ------

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  June  30,  1998.                                      6,779,386
                                                                       ---------


Transitional  Small  Business  Disclosure  Format          Yes          No     X
                                                                          ------



Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 8 of the sequential numbering system.

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS
--------          ---------------------

           The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, dated December 31, 1997.


                                      CONDENSED BALANCE SHEETS

                           June 30, 1998  December 31,
                            (Unaudited)      1997
               ASSETS

CURRENT  ASSETS
 Cash . . . . . . . . . . . . . . . . .  $    85,354   $   18,811
 Accounts Receivable. . . . . . . . . .      106,895       63,225
 Notes Receivable . . . . . . . . . . .      162,781       31,000
                                         -----------   ----------
   TOTAL CURRENT ASSETS . . . . . . . .      355,029      113,036
                                         -----------   ----------

OIL AND GAS PROPERTIES
 Properties being amortized . . . . . .    5,413,436    3,692,500
 Accumulated depreciation and depletion   (1,572,562)   1,555,250
                                         ------------  ----------
   NET OIL AND GAS PROPERTIES . . . . .    3,840,874    2,137,250
                                         ------------  ----------

OTHER ASSETS
 Other property and equipment,. . . . .        6,361            -
 Other. . . . . . . . . . . . . . . . .        5,357        2,076
                                         ------------  ----------
   TOTAL OTHER ASSETS . . . . . . . . .       11,718        2,076
                                         ------------  ----------

TOTAL ASSETS. . . . . . . . . . . . . .   $4,207,622   $2,252,362
                                         ============  ==========

CONDENSED  BALANCE  SHEETS  -  (CONTINUED)

                                                                                June 30, 1998  December 31,
                              (Unaudited)      1997
                                              ------------  ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable. . . . . . . . . . . . . .  $   126,507   $    79,414
 Due to stockholders . . . . . . . . . . . .       17,981        17,981
 Short-term notes payable. . . . . . . . . .      214,574        30,000
                                              ------------  ------------
   TOTAL CURRENT LIABILITIES . . . . . . . .      359,062       127,395

 Long-Term Notes Payable . . . . . . . . . .      687,500             -
                                              ------------  ------------
   TOTAL LIABILITIES . . . . . . . . . . . .    1,046,562       127,395

STOCKHOLDERS' EQUITY
 Preferred stock, $100 par value; authorized
   2,000,000 shares, 5,250 shares and none .      525,000             -
   outstanding, respectively
 Common Stock, $0.01 par value; authorized
   20,000,000  shares; 6,779,386 shares and
   5,859,776 outstanding, respectively . . .       67,794        58,598
 Additional paid-in capital. . . . . . . . .    4,995,742     4,286,662
 Accumulated deficit . . . . . . . . . . . .   (2,427,476)   (2,220,292)
                                              ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY. . . . . . . .    3,161,060     2,124,968
                                              ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . .  $ 4,207,622   $ 2,252,362
                                              ============  ============


                                                                                       STATEMENTS OF OPERATIONS


                                 Six Months Ended June 30          Three Months Ended June 30
                                --------------------------        ----------------------------
                                 1998               1997           1998                 1997
                            (Unaudited)       (Unaudited)     (Unaudited)         (Unaudited)


Revenues
 Oil and Gas Sales. .  . . . .  $   68,926    $      64,496       $    65,617      $   32,611
Expenses
 Production . . . . . . . . .       21,777           23,914            20,585           6,955
 Depreciation, depletion,
   & amortization                   18,291           12,446            17,112           8,169
 Interest . . . . . . . . . . .     18,290            5,479            16,840           1,683
 General and administrative . .    248,457          101,649           142,917          40,443
                                ----------    -------------       -----------      ----------
   TOTAL EXPENSES . . . . . . .    306,815          143,488           197,454          57,250

Other Income
 Dividend Income. . . . . . . .     22,500           22,500            11,250          11,250
 Interest Income. . . . . . . .      2,930             -                2,930            -
 Other. . . . . . . . . . . . .      5,276             -                4,157            -
                                ----------    -------------      ------------      ----------
   TOTAL OTHER INCOME . . . . .     30,706           22,500            18,337          11,250
                                ----------    -------------      ------------      ----------

Loss before extraordinary item. $ (207,183)  $      (56,492)      $  (113,500)     $  (13,389)

Extraordinary item:
Gain from debt restructuring. .       -              70,196              -             40,432
                                ----------    -------------      ------------      ----------

NET AND COMPREHENSIVE (LOSS)
   PROFIT                       $ (207,183)  $       13,704       $  (113,500)     $   27,043
                                ===========  ==============       ============    ===========
Basic and diluted net and
comprehensive loss per share
from extraordinary items        $     -      $         0.02       $      -         $     0.01

Basic and diluted net and
comprehensive loss per share
after extraordinary item        $    (0.03)  $         -          $     (0.02)     $     -

Weighted average shares          6,166,313        4,674,195         6,472,849       4,658,570
                                ===========  ==============       ============    ===========


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended June 30
                                                                                 -------------------------
                                                                   1998            1997
                                           (Unaudited)
                                           -----------     ----------
Cash flows from operating activities
 Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .  $    (207,184)    $  13,707
 Depreciation and amortization. . . . . . . . . . . . . . .         18,290        16,386

 (Increase) decrease in :
   Accounts receivable-trade. . . . . . . . . . . . . . . .        (21,170)     (35,854)
   Accrued Dividends. . . . . . . . . . . . . . . . . . . .        (22,500)          -
   Accrued Income . . . . . . . . . . . . . . . . . . . . .        (30,803)          -
   Other Assets . . . . . . . . . . . . . . . . . . . . . .         (9,642)        (731)

 Increase (decrease) in:
   Accounts payable and accrued expenses. . . . . . . . . .         47,093       35,811
                                                             --------------  -----------
   Net cash provided by operating activities. . . . . . . .       (225,916)      29,319
                                                             --------------  -----------

Cash flows from investing activities
 Capital expenditures . . . . . . . . . . . . . . . . . . .        (68,827)     (53,009)
 Notes receivable . . . . . . . . . . . . . . . . . . . . .             -            -
                                                             --------------  -----------

   Net cash used by investing activities. . . . . . . . . .        (68,827)     (53,009)
                                                             --------------  -----------

Cash flows from financing activities
 Short-term notes payable . . . . . . . . . . . . . . . . .        100,000     (139,850)
 Long-term notes payable. . . . . . . . . . . . . . . . . .        184,574         -
 Liquidation of long-term note. . . . . . . . . . . . . . .           -            -
 Proceeds from issuance of common stock . . . . . . . . . .         76,712      162,840
 Proceeds from issuance of preferred stock. . . . . . . . .           -            -
 Proceeds from sale of oil and gas properties . . . . . . .           -            -
                                                             --------------  -----------
Net cash provided by investing activities . . . . . . . . .        361,286      22,990
                                                             --------------  -----------

Net increase in cash and cash equivalents . . . . . . . . .         66,543         (700)
Cash and cash equivalents, at beginning of period . . . . .         18,811        1,084
                                                             --------------  -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD . . . . . . . .  $      85,354  $       384
                                                             ============== ============

Interest paid during period . . . . . . . . . . . . . . . .  $      18,290  $     5,479
                                                             ============== ============
Income Taxes paid during period . . . . . . . . . . . . . .  $        -     $      -
                                                             ============== ============

NOTES  TO  FINANCIAL  STATEMENTS

Note  1.   Acquisition  of  Properties

     Effective April 1, 1998, the Company acquired 16 producing wells and 18,000 acres in South Texas and 300 acres in South Louisiana valued at $1,700,700. Consideration was 992,577 shares of Common stock (Rule 144), 5,250 shares of $100 Convertible Preferred stock, $525,000 of Convertible Senior Notes, 300,000 Class B Warrants and 200,000 Class C Warrants. The transaction was accounted for by the Purchase Method of Accounting. Revenues and expenses of the properties are included in the Company's Statement of Operations beginning April 1, 1998.

     The following pro forma information has been prepared as if the acquisition had been completed at the beginning of the respective periods:

                   Six Months Ended June 30
                               1998       1997
                            ----------  --------
Revenues . . . . . . . . .  $ 119,488   $240,500
Net (loss)income . . . . .  $(214,359)  $ 67,500
Net (loss)income per share  $   (0.03)  $   0.01

See notes to financial statements included in the Company's 1997 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

     Oil and gas sales of $65,617 for the quarter ended June 30, 1998 represented an increase of $33,006 from the comparable 1997 quarter. This increase was due to the acquisition described below. Total expenses of $197,454 for the quarter ended March 31, 1998 represented an increase of $140,203 from the comparable 1997 quarter. The increase was due to the increase in overhead due to the hiring of a President and Chief Operating Officer and the additional operating expenses related to the properties acquired. Total net loss of $113,500 represented a decrease of $140,543 from the net income for the comparable 1997 quarter due to the factors cited above and debt restructuring in the 1997 quarter.

     Empiric announced on April 13, 1998 the acquisition from a private independent energy company and individual investors, producing properties and related large leasehold acreage located in South/Central Texas of approximately 18,000 acres, that will provide additional drilling locations. The original working interest acquired was 46%.

     A twenty well program was commenced with three wells completed and a fourth well being drilled and plugged and abandoned. The remaining sixteen wells will be drilled over the next several months.

     The first three wells had a combined absolute open flow (AOF) rate in excess of 15 MMcfpd as determined by an independent engineering firm, with the results, filed as required with the Texas Railroad Commission. The three wells started production the last week of April at approximately 1.5 MMcfpd.

     The effective date for all production income to accrue to Empiric's account was April 1, 1998.

     The  acquisition  further included advanced technology survey data covering
11.9 million acres of the highly prolific Upper Wilcox Trend, covering 34,000 linear miles, and resulting in "high-grading" 298,000 acres, containing over 100 potential prospects. In addition, Empiric acquired an exploration prospect in Louisiana. The successful completion of the prospect would have a major impact on current and future income to Empiric and related shares outstanding.

     The acquisition also included a 25% interest in a partnership to utilize advanced technology (SRMtrn) coupled with the development of sedimentary residual magnetics bright spots (Mbtrnss) anomaly techniques and a commitment to participate in the exploration and development of potential drilling prospects in South Morocco (SRM).

     Empiric's objective will be to develop substantial prospects for long term growth utilizing very successful and proven proprietary technology developed over the past fifteen years in domestic and foreign locations. The above
project  will  commence  and  continue  over  the  next  1    to  two  years.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 1998, the Company had a net worth of $3,161,060 compared to a net worth of $2,124,9968 at December 31, 1997, a 48% increase. However, the shares outstanding increased only 16% from 5,859,776 to 6,779,386 during the same period. This increase is primarily due to acquisition of properties with equity of the Company. There was working capital deficit of $4,032 at June 30, 1998 compared to a deficit of $14,358 at December 31, 1997.

     During the quarter Senior Notes were sold totaling $50,000. Proceeds were used for working capital.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

     The Company acquired the above properties for Securities of the Company disclosed in a Form 8-K dated April 9, 1998. Additional capital is needed to complete two other acquisitions and continue the expected 1998 drilling program. Various sources of financing, including the issuance of debt and equity securities are being investigated.

                         PART  II.

                      OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    NONE

ITEM 2.  CHANGES IN SECURITIES

     Issued 919,610 shares of common stock, 5,250 shares of $100 preferred stock and 300,000 shares Class B and 200,000 shares Class C warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At Annual Meeting of Shareholders held May 29, 1998, Directors James J. Ling, Clyde E. Skeen and R. Renn Rothrock, Jr. were elected. Hein + Associates LLP were elected as auditors for 1998.

ITEM 5.  OTHER INFORMATION


  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Form 8-K dated March 24, 1998, acquisition of properties.
  Form 8-K dated June 9, 1998, election of auditors.

                    SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRIC  ENERGY,  INC.

By: /s/ James J. Ling. . . . . . . .  Date:   August 13, 1998
--------------------------------------
  James J. Ling
  Chairman and Chief Executive Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



By: /s/ Clyde E. Skeen. .              Date:   August 13, 1998
-------------------------------------
  Clyde E. Skeen
  Chief Financial Officer





By: /s/ James J. Ling. . . . . . . . .  Date:   August 13, 1998
--------------------------------------
  James J. Ling
  Chairman and Chief Executive Officer





By: /s/ R. Renn Rothrock, Jr. . . . . ..Date:   August 13, 1998
---------------------------------------
  R. Renn Rothrock, Jr.
  President and Chief Operating Officer