Form 10QSB/A
period 1998-06-30
EMPIRIC ENERGY INC
filed 1998-10-14
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB/A

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998.
                                                           ---------------

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

                                                       Yes     X       No
                                                             -----        ------

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  June  30,  1998.                                      6,779,386
                                                                       ---------


Transitional  Small  Business  Disclosure  Format      Yes             No   X
                                                             -----        ------


Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 8 of the sequential numbering system.

                               EMPIRIC  ENERGY,  INC.
                               INDEX TO FORM 10-QSB

PART I                                                                          PAGE
 Item 1. . . .  Financial Statements                                               1
 Item 2. . . .  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                5
PART II
 Item 1. . . .  Legal Proceedings                                                  7
 Item 2. . . .  Changes in Securities                                              7
 Item 3. . . .  Defaults Upon Senior Securities                                    7
 Item 4. . . .  Submission of Matters to a Vote of Securities Holders              7
 Item 5. . . .  Other Information                                                  7
 Item 6. . . .  Exhibits and Reports on Form 8-K                                   7
SIGNATURE PAGE                                                                     8

                              SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Form 10-QSB/A Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRIC  ENERGY,  INC.

By: /s/ James J. Ling                   Date:  October 13, 1998
--------------------------------------
  James J. Ling
  Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By: /s/ Clyde E. Skeen                  Date:  October 13, 1998
--------------------------------------
  Clyde E. Skeen
  Chief Financial Officer

By: /s/ James J. Ling                   Date:  October 13, 1998
--------------------------------------
  James J. Ling
  Chairman and Chief Executive Officer


By: /s/ R. Renn Rothrock, Jr.           Date:  October 13, 1998
--------------------------------------
  R. Renn Rothrock, Jr.
  President and Chief Operating Officer