Form 10QSB
period 1998-09-30
EMPIRIC ENERGY INC
filed 1998-11-16
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998.
                                                   ---------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _______ to _______.


                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                          75-2455467
      (State or other jurisdiction     (IRS Employer Identification No.)
    of incorporation or organization)

          12750 MERIT DRIVE, SUITE 750
                 DALLAS, TEXAS                      75251
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

                                                               Yes   X  No
                                                                   -----   -----

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  September  30,  1998.     6,827,186
                                           ---------


Transitional  Small  Business  Disclosure  Format              Yes      No   X
                                                                   -----   -----

Page 1 of 9 pages contained in the sequential number system.  The Exhibit Index
          -
is  on  Page  8  of  the  sequential  numbering  system.
              -

                                EMPIRIC ENERGY, INC.
                                INDEX TO FORM 10-QSB


PART I                                                                       PAGE
 Item 1.        Financial Statements                                             1
 Item 2.        Management's Discussion and Analysis of Financial Condition      5
                and Results of Operations
PART II
 Item 1.        Legal Proceedings                                                8
 Item 2.        Changes in Securities                                            8
 Item 3.        Defaults Upon Senior Securities                                  8
 Item 4.        Submission of Matters to a Vote of Securities Holders            8
 Item 5.        Other Information                                                8
 Item 6.        Exhibits and Reports on Form 8-K                                 8
SIGNATURE PAGE                                                                   9

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
--------     ---------------------

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

                                     CONDENSED BALANCE SHEETS

                                                         September 30, 1998    December 31, 1997
ASSETS                                                      (Unaudited)
Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $            11,575   $           18,811
 Accounts Receivable . . . . . . . . . . . . . . . . .               96,168               63,225
 Notes Receivable. . . . . . . . . . . . . . . . . . .              187,351               31,000
                                                        --------------------  -------------------
   Total Current Assets. . . . . . . . . . . . . . . .              295,093              113,036
                                                        --------------------  -------------------
Oil and Gas Properties, using full cost accounting
 Properties being amortized. . . . . . . . . . . . . .            5,461,523            3,692,500
Less accumulated depreciation, depletion, amortization
    and impairment . . . . . . . . . . . . . . . . . .           (1,593,604)          (1,555,250)
                                                        --------------------  -------------------
 Net Oil and Gas Properties. . . . . . . . . . . . . .            3,867,919            2,137,250
                                                        --------------------  -------------------

Other Assets
 Other property and equipment, at cost, less
   accumulated depreciation. . . . . . . . . . . . . .                5,858                    -
 Other . . . . . . . . . . . . . . . . . . . . . . . .                3,281                2,076
                                                        --------------------  -------------------
   Total Other Assets. . . . . . . . . . . . . . . . .                9,139                2,076
                                                        --------------------  -------------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         4,172,151   $        2,252,362
                                                        ====================  ===================

                         CONDENSED BALANCE SHEETS - (CONTINUED)

                                                September 30, 1998    December 31, 1997
LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)
Current Liabilities
 Accounts Payable . . . . . . . . . . . . . .  $            99,441   $           79,414
 Due to stockholders. . . . . . . . . . . . .               17,981               17,981
 Short-term notes payable . . . . . . . . . .              264,574               30,000
                                               --------------------  -------------------
   Total Current Liabilities. . . . . . . . .              381,996              127,395

 Long-Term Notes Payable. . . . . . . . . . .              687,500                    -
                                               --------------------  -------------------

 TOTAL LIABILITIES. . . . . . . . . . . . . .            1,069,496              127,395

Stockholders' Equity
 Preferred stock, $100 par value; authorized
   2,000,000 shares; 5,250 shares and none
     outstanding, respectively. . . . . . . .              525,000                    -
 Common Stock, $0.01 par value; authorized
   20,000,000 shares; issued 6,827,186 shares
   and 5,859,776, respectively. . . . . . . .               68,272               58,598
 Additional paid-in capital . . . . . . . . .            5,006,067            4,286,662
 Retained deficits. . . . . . . . . . . . . .           (2,496,685)          (2,220,292)
                                               --------------------  -------------------
   Total Stockholders' Equity . . . . . . . .            3,102,654            2,124,968
                                               --------------------  -------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $         4,172,151   $        2,252,362
                                               --------------------  -------------------

                     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                   Nine Months Ended             Three Months Ended
                                              ----------------------------  ----------------------------
                                              September 30,  September 30,  September 30,  September 30,
                                                  1998           1997           1998           1997
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                              -------------  -------------  -------------  -------------
Revenues
 Oil and Gas Sales . . . . . . . . . . . . .  $    145,150    $    91,910   $     76,224   $     59,325
Expenses
 Production. . . . . . . . . . . . . . . . .        68,603         54,954         46,826         37,996
 Depreciation, depletion, and amortization .        39,836         18,748         21,545         14,471
 Interest. . . . . . . . . . . . . . . . . .        25,730          9,275          7,440          5,479
 General and administrative. . . . . . . . .       335,969        146,844         87,512         85,838
                                              -------------  -------------  -------------  -------------
   TOTAL EXPENSES. . . . . . . . . . . . . .       470,138        229,821        163,323        143,584
                                              -------------  -------------  -------------  -------------

Other Income
 Dividend Income . . . . . . . . . . . . . .        33,750         33,750         11,250         22,500
 Other Income. . . . . . . . . . . . . . . .        14,844              -          6,640              -
                                              -------------  -------------  -------------  -------------
   TOTAL OTHER INCOME. . . . . . . . . . . .        48,594         33,750         17,890         22,500
                                              -------------  -------------  -------------  -------------

Loss before provision for income taxes and
    extraordinary item . . . . . . . . . . .      (276,393)      (104,161)       (69,209)       (61,759)

Provision for income taxes . . . . . . . . .             -              -              -              -
                                              -------------  -------------  -------------  -------------
Loss before extraordinary item . . . . . . .      (276,393)      (104,161)       (69,209)       (61,759)

Extraordinary item:
Gain from debt restructuring . . . . . . . .             -         56,067              -         26,303
                                              -------------  -------------  -------------  -------------

NET AND COMPREHENSIVE LOSS . . . . . . . . .  $   (276,393)   $   (48,094)  $    (69,209)  $    (35,456)
                                              =============  =============  =============  =============

Basic and diluted net and comprehensive loss
  per share before extraordinary items . . .  $      (0.04)  $      (0.01)  $      (0.01)  $      (0.01)
                                              =============  =============  =============  =============

Basic and diluted net and comprehensive loss
  per share after extraordinary items. . . .  $      (0.04)  $      (0.01)  $      (0.01)  $      (0.01)
                                              =============  =============  =============  =============

Weighted average shares. . . . . . . . . . .     6,386,484      4,899,180      6,803,286      5,019,486
                                              =============  =============  =============  =============

                             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                        --------------------------------
                                                                         September 30,    September 30,
                                                                             1998             1997
                                                                          (Unaudited)      (Unaudited)
                                                                        ---------------  ---------------
Cash flows from operating activities
 Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (276,393)  $      (48,791)

Adjustments to reconcile net loss to net cash provided
    by operating activities
 Depreciation, depletion and amortization. . . . . . . . . . . . . . .          39,836           23,697
 (Increase) decrease in :
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         (32,925)         (38,218)
   Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,205)            (731)

 Increase (decrease) in:
   Accounts payable and accrued expenses . . . . . . . . . . . . . . .          20,027          (89,620)
                                                                        ---------------  ---------------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .        (250,660)        (153,663)
                                                                        ---------------  ---------------

Cash flows from investing activities
 Purchase of oil and gas properties. . . . . . . . . . . . . . . . . .        (168,323)         (81,303)
 Purchase of other property and equipment. . . . . . . . . . . . . . .          (7,340)               -
 Increase in Notes Receivable. . . . . . . . . . . . . . . . . . . . .         (56,351)               -
                                                                        ---------------  ---------------
NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . .        (232,014)         (81,303)
                                                                        ---------------  ---------------

Cash flows from financing activities
 Net proceeds (repayments) from short-term notes payable . . . . . . .         234,574          (26,671)
 Net proceeds from long-term debt. . . . . . . . . . . . . . . . . . .         162,500                -
 Proceeds from issuance of common. . . . . . . . . . . . . . . . . . .          78,364          263,949
 Proceeds from issuance of preferred stock . . . . . . . . . . . . . .               -                -
 Proceeds from sale of oil and gas properties. . . . . . . . . . . . .               -                -
                                                                        ---------------  ---------------

NET CASH PROVIDED BY INVESTING  ACTIVITIES . . . . . . . . . . . . . .         475,438          237,278
                                                                        ---------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .          (7,236)           2,312
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD. . . . . . . . . . .          18,811            1,084
                                                                        ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD. . . . . . . . . . . . . . .  $       11,575   $        3,396
                                                                        ===============  ===============

SUPPLEMENTAL INFORMATION AND NON-CASH INVESTING   & FINANCING ACTIVITY
Interest paid during the year. . . . . . . . . . . . . . . . . . . . .  $       10,503   $          762
                                                                        ===============  ===============
Income taxes paid during the year. . . . . . . . . . . . . . . . . . .  $            -   $            -
                                                                        ===============  ===============

Acquisition of oil and gas properties for debt and stock . . . . . . .  $    1,600,700   $            -
                                                                        ===============  ===============
Notes receivable acquired for debt and stock . . . . . . . . . . . . .  $      100,000   $            -
                                                                        ===============  ===============

NOTES  TO  FINANCIAL  STATEMENTS

Note  1.          Acquisition  of  Properties

     Effective April 1, 1998, the Company acquired 16 producing wells and 18,000 acres in South Texas and 300 acres in South Louisiana valued at $1,700,700. Consideration was 992,577 shares of Common stock (Rule 144), 5,250 shares of $100 Convertible Preferred stock, $525,000 of Convertible Senior Notes, 300,000 Class B Warrants and 200,000 Class C Warrants. the transaction was accounted for under the Purchase Method of Accounting. Revenues and expenses of the properties are included in the Company's Statement of Operations beginning April 1, 1998.

     The following pro forma information has been prepared as if the acquisition had been completed at the beginning of the respective periods:

                                 Nine Months
                             Ended September 30,
                                1998       1997
                             ----------  --------
Revenues. . . . . . . . . .  $ 195,712   $357,082
Net (loss) income . . . . .  $(283,569)  $ 31,039
Net (loss) income per share  $   (0.04)  $   0.01

     See notes to financial statements included in the Company's 1997 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

     Oil  and  gas  sales  of  $76,224  for the quarter ended September 30, 1998 represented an increase of $16,899 from the comparable 1997 quarter. This increase was due to an acquisition. Total expenses of $163,323 for the quarter ended September 30, 1998 represented an increase of $19,739 from the comparable 1997 quarter. The increase was due to the increase in overhead due to the hiring of a President and Chief Operating Officer and the additional operating expenses related to the properties acquired. Total net loss of $69,209 represented an increase of $33,754 from the net loss for the comparable 1997 quarter due to the factors cited above, and a non-cash gain from debt restructuring during 1997 of $26,303.

     For the nine months ended September 30, 1998, oil and gas sales of $145,150 represented an increase of $53,240 from the comparable 1997 period. This increase was due to an acquisition. Total expenses of $470,138 represented an increase of $240,317 from the comparable 1997 quarter. The increase was due to the increase in overhead due to the hiring of a President and Chief Operating Officer and the additional operating expenses related to the properties acquired. Total net loss of $276,393 represented an increase of $227,489 from the net loss for the comparable 1997 period due to the factors cited above, and a non-cash gain from debt restructuring during 1997 of $56,067.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 1998, the Company had a total equity of $3,102,654 compared to $2,124,968 at December 31, 1997, a 46% increase. However, the shares outstanding increased only 17% from 5,859,776 to 6,827,186 during the same period. This increase is primarily due to the acquisition of producing and other properties with equity of the Company. There was a working capital deficit of $86,903 at September 30, 1998 compared to a deficit of $14,358 at December 31, 1997.


STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

     The Company has continued to seek acquisitions of properties for growth and profit. Additional capital is needed to complete two identified acquisitions and to develop undeveloped reserves of the Company. Various sources of financing, including the issuance of debt and equity securities are being investigated. (See "Subsequent Events")


SUBSEQUENT  EVENTS

     On October 26 and 28, 1998, the Company signed two Letters of Intent to acquire from two private independent energy companies, approximately 60 producing oil and gas wells located in the East Texas Field, Gregg County, Texas, Billie J. Hall Field, Palo Pinto County, Texas, Denver-Julesberg Basin in Colorado, and South Louisiana. In addition the acquired properties have substantial development drilling potential. Approximately $170,000 net cash flow per month is being generated by the producing properties of which oil and gas revenues are approximately 50% each.

     The estimated total future net revenues of the proved developed producing oil and gas reserves is in excess of $14.5 million based on prevailing energy prices.

     Empiric's total cost to acquire the various oil and gas properties is in excess of $9.0 million of which the sellers will be issued approximately $1.55 million in Empiric Common and Convertible Preferred shares, with the balance in cash.

     Empiric has received a favorable early review from a major energy venture capital organization in granting a $25.0 million credit facility, of which approximately $7.8 million will be used in the acquisition of the previously described production and properties, with $2.5 million to be used to initiate production from shut-in wells and a drilling program in early 1999. The $14.7 million balance will be used for future acquisitions or drilling programs. The venture capital organization is expected to purchase a substantial equity position from the original $10.0 million investment, with the balance covered by Senior Notes. The entire transaction is subject to new third party engineering studies, environmental due diligence and final negotiation.

     Empiric's objective is to complete the above proposed transactions prior to year end 1998.

Y2K  DISCLOSURES

     The Company has assessed the impact of the Year 2000 concerns regarding its operations. Management uses accounting and engineering software supplied by third party vendors. Each vendor supplying software has been contacted and has assured the Company in writing that the software is fully compliant with Year 2000 requirements.

     In addition, Management has contacted each third party vendor that provides auditing, accounting, banking, stock transfer and engineering services to the company and has been assured, in writing, that each vendors' software is fully compliant with Year 2000 requirements.

     The Company has no internal information technology systems and has no manufacturing or process control systems operating within the Company.

     Therefore, Management believes that there will be no significant financial impact to the Company.

                                    PART II.

                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
--------     ------------------

     NONE

ITEM  2.     CHANGES  IN  SECURITIES
--------     -----------------------

     Issued 47,800 shares of Common stock, 15,000 shares Class B and 15,000 shares Class C warrants.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
--------     -------------------------------------------------------------

     NONE

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

     NONE

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the Registrant has caused this Form 10-QSB Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRIC  ENERGY,  INC.


By:  /s/  James  J.  Ling                            Date:   November  13,  1998
------------------------------------
Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/  Clyde  E.  Skeen                                Date:   November  13,  1998
------------------------------------
Clyde  E.  Skeen
Chief  Financial  Officer

/s/  James  J.  Ling                                 Date:   November  13,  1998
------------------------------------
James  J.  Ling
Chairman and Chief Executive Officer

/s/  R.  Renn  Rothrock,  Jr.                        Date:   November  13,  1998
------------------------------------
R.  Renn  Rothrock,  Jr.
President and Chief Operating Officer