Form 10KSB
period 1998-12-31
EMPIRIC ENERGY INC
filed 1999-06-18
CIK 921182





                            EMPIRIC ENERGY, INC.
               (Name of small business issuer in its charter)

            TEXAS
(State or other jurisdiction of                         75-2455467
incorporation or organization)           (IRS Employer Identification No.)


 12750 MERIT DRIVE, SUITE 750
         DALLAS, TEXAS                                    75251
(Address of principal executive offices)                (Zip Code)

                             (972) 387-4100
               (Registrant's telephone number, including area code)


        Securities registered under Section 12(b) of the Exchange Act:

Title of each class on which registered                   Name of each exchange
COMMON STOCK ($.01 PAR VALUE)                               OVER THE COUNTER


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.  Yes  No   x
                                                                           ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.   Yes    x  No
                                         ----


                              EMPIRIC ENERGY, INC.
                              Index to Form 10-KSB

PART I                                                                    PAGE #

  Item 1.  Description of Business                                          1

  Item 2.  Description of Property                                          1

  Item 3.  Legal Proceedings                                                3

  Item 4.  Submission of Matters to a Vote of Security Holders              3

PART II.

  Item 5.  Market for Common Equity and Related Stockholder Matters         4

  Item 6.  Management Discussion and Analysis of Financial
             Condition and Results of Operations                            4

  Item 7.  Financial Statements                                             5

  Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            5

PART III.

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              7

  Item 10. Executive Compensation                                           8

  Item 11. Security Ownership of Certain Beneficial Owners and Management  10

  Item 12. Certain Relationships and Related Transactions                  10

  Item 13. Exhibits and Reports on Form 8-K                                11

SIGNATURE PAGE.                                                            11





                                     PART I.

ITEM I.  DESCRIPTION OF BUSINESS

Background  -  From Inception to Present
--------------------------------------------------------------------------------

The Company is an independent oil and gas exploration and production company with leasehold properties in the Hugoton Panhandle Field (the "Panhandle Field"), Holmes County, Mississippi, Pennsylvania and South Texas.

On March 21, 1996, the Company signed an agreement with Westar Energy,
Inc. ("Westar") to take part in a joint venture drilling program to be drilled in "segments". The number of wells to be drilled in each "segment" were to be mutually agreed upon between the parties. The drilling program was accomplished on leases owned by Westar in Indiana and Westmoreland Counties, Pennsylvania. Empiric received up to 55% working interest in the eight wells, seven of which have been successfully completed and were on production at December 31, 1997. The Company financed its portion of the drilling and completion costs of the first eight wells by obtaining outside investors and entered into an agreement wherein the Company will retain 20% of the revenues and the investors will receive 80% until the investors receive up to 117% of their investment, at which time the revenues will be split 50/50 for the remaining production life of the wells. The above formal agreement with Westar is no longer in effect.

In April 1998 the Company acquired 89 producing wells and four newly drilled wells located on approximately 18,000 acres in Zavala County, Texas. Initial production rates and tests were very promising and the Company expected to utilize a financial commitment, also received in April, to begin a drilling program on the remaining acreage. Unfortunately, the investor was unable to fulfill his commitment and the drilling program did not materialize. During the year, rapid production declines and falling prices required several wells to be shut-in until prices rebound and one well to be plugged and abandoned.

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

     The Company has interests in oil and gas leases and wells in the Thornton (Smackover) Field located in Holmes County, Mississippi, the Panhandle Field of Texas, primarily in Moore and Potter Counties, and in Zavala and Frio Counties, Texas, as well as in Indiana and Westmoreland Counties, Pennsylvania.

    HOLMES COUNTY, MISSISSIPPI. The Company acquired all of the working interest of the Thomas E. Smith 9-2 Well No. 1 (the "Smith Well"), a producing gas well in Mississippi. The Smith well is a gas well completed at 11,800 ft. in the Smackover Formation in the Thornton Smackover Field. Although not currently producing, the well produced gas and condensate on a test run through a nearby gas plant at rates up to 800 Mcf of gas and 30 Bbls of condensate per day. The Company is not able to accurately predict when it will receive any cash flow from the well but believes production and cash flow will begin as soon as plans are developed and placed into operation to remove the 48 percent carbon dioxide and the 3 percent hydrogen-sulfide which require separation from the main gas stream. However, there is no assurance that this processing will prove economically feasible.

     PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas.

     In October 1997, the Company sold all its working interest only in the Baker lease of its West Texas Panhandle production properties (approximately 580 acres) and granted a two year option to sell its leasehold interest in approximately 13,500 non-producing acres for total consideration of approximately $230,000. Should the option be exercised, the Company would receive an additional $500,000.

     PENNSYLVANIA  PROPERTIES.  (See  Westar  Energy,  Inc.  above.)

     SOUTH TEXAS PROPERTIES. The Company owns interests, varying from 33% to 51%, in 12 producing wells in Zavala County, Texas. The gas is gathered by Frio Pipeline Company and is sold into markets and delivered into the Houston Ship Channel area. All production is shallow, less than 3,000 feet and there are additional locations on the properties available for drilling.

Planned  Activities

     As described elsewhere in this report, the Company has developed many contacts in the industry and has been presented with many opportunities for investments in acquisitions or combinations with other companies and/or working interest participation in promising proved and undeveloped acreage prospects. The Company is negotiating agreements in principal to acquire interests in producing wells and leasehold acreage with further development possibilities. The Company also has an option agreement to participate in the exploration and development of potential drilling prospects utilizing these proprietary techniques in West Texas and Morocco. This program for development, expansion and financial growth depends on the Company' obtaining adequate working capital although a substantial portion of the cost will be provided by the Company's equity securities.

Productive  Well  Summary

     The following table sets forth certain information regarding the Company's ownership, as of December 31, 1998, of productive wells in the areas indicated.


                                       Productive Wells
                                  Oil           Gas        Total
                              Gross  Net   Gross   Net  Gross  Net

 Zavala County .               4.0   1.6     8.0  3.9   12.0  5.5
Mississippi
 Smith (1) . . .                --    --     1.0  1.0    1.0  1.0
Pennsylvania (2)                --    --     7.0  3.0    7.0  3.0

   Totals. . . .               4.0   1.6    16.0  7.9   20.0  9.5


(1) This well is currently shut-in. It is expected that production will not begin earlier than late 1999.
(2) Assumes approximately 54% working interest remaining after all costs and "back-ins".

Acreage

          The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1998.

                          Developed      Undeveloped       Total
                        Gross    Net    Gross    Net    Gross    Net
South Texas. . .        480     220   17,202   8,248  17,692   8,468
Richmond Acreage        -0-     -0-   21,535  13,211  21,535  13,211
Mississippi. . .        320     320     -0-     -0-      320     320
South Louisiana.        -0-     -0-      300     300     300     300
 Total . . . . .        800     540   39,047  21,759  39,847  22,299

NOTE: Does not include Pennsylvania properties in which Empiric owns working interest in the well bores only.


ITEM  3.     LEGAL  PROCEEDINGS

     The Company is involved in litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters have been submitted to the vote of security holders through the date of this report.

                                    PART II.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board for the periods indicated in 1998 and 1999 regarding the OTC market.


                                     High     Low     Close
                            Volume    Bid     Bid     Bid
                            -------  ------  ------  ------
1998
First Quarter. . . . . . .  477,600  0.7200  0.3400  0.6300
Second Quarter . . . . . .  450,100  0.9400  0.5000  0.5000
Third Quarter. . . . . . .  285,000  0.5000  0.1700  0.1700
Fourth Quarter . . . . . .  436,900  0.6900  0.1600  0.4500

1999
First Quarter Thru 3/31/98  128,000  0.5600  0.3800  0.3100

     As of March 31, 1999, there were approximately 596 record and beneficial holders of the Common Stock and Series A Warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

     The following schedule sets forth in summary form the financial results of operations of the Company for the years ended December 31, 1996, 1997 and 1998.

YEAR  REVENUES   PROFIT/LOSS    COMMENTS
----  ---------  -------------  ----------------

1997  $ 102,270  $   (160,166)
1998  $ 201,102  $ (1,413,831)  See Note 1 below

Note 1: Includes a special "non-cash" charge of $716,401 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1998 in accordance with reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Notes of the Financial Statements.

     During the year 1998, the Company issued the following securities which were outstanding at the end of the year:

         1,765,577     Common  Shares,  par  value  $0.01
     $     575,000     Principal  Amount  preferred  Series  'A'  Convertible at
                          $3.33 into Common Shares (valued at $43,168) 327,490 Class 'B' Warrants, each allowing the purchase of one
                          Common Share for $2.50 until May 13, 2001 215,000 Class 'C' Warrants, each allowing the purchase of one
                          Common  Share  for  $3.00  until  May  13,  2002.

     The above securities were issued for the purpose of acquiring properties or working capital. The Common Shares were issued at prices from $0.23 to $0.81. None of the above securities were registered.

     As noted in the financial statements, the Company has suffered recurring losses from operations. Future positive results are a function of the Company's ability to raise capital or utilize securities to acquire producing properties or drill developmental wells in order to generate profits. In the event the Company is not able to raise capital or acquire properties, there is doubt about the Company's ability to continue as a going concern.

Liquidity

     As of December 31, 1998, the Company had limited long term debt of $141,760 and a total equity-to-debt ratio of about 2-to-1. On the other hand, the Company had a working capital deficit and a need for adequate working capital to take advantage of its many promising opportunities to achieve growth in earnings through acquisitions and developmental programs and to produce oil and gas reserves. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow as set forth in the Planned Activities section above.

Year  2000  Compliance

     The Company has assessed the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems Year 2000 compliant. The Company outsources its financial and evaluation functions and has received written representation from every significant vendor supplying software or services, including revenue checks, that each vendor's information system is Year 2000 compliant. Therefore, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

ITEM  7.     FINANCIAL  STATEMENTS

        The following financial statements are included as part of this Form 10-KSB following the signature page:
                                                                       Page
  Independent Auditors Report as of December 31, 1998                    F-1
  Independent Auditors Report for year ended December 31, 1997           F-2
  Consolidated Balance Sheet - December 31, 1998                         F-3
  Statements of Operations - Years ended December 31, 1998 and 1997      F-4
  Statements of Changes in Stockholders' Equity                        F-5
  Statements of Cash Flow - Years ended December 31, 1998 and 1997       F-6
  Notes to Financial Statements                                  F-7 to F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 9, 1998, the Board of Directors of the Company dismissed the firm of Thomas O. Bailey & Associates (TOB) as the Company's independent auditor.

     The reports of TOB on the Company's financial statements for the two years ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of TOB on the Company's financial statements for the years ended December 31, 1997 and 1996 included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern.

     There were no disagreements with TOB during the audits of the Company's financial statements for the two years ended December 31, 1997, and any subsequent interim period preceding the change on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of TOB, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On June 9, 1998, the Company appointed Hein + Associates, LLP as its independent accountant. Hein + Associates, LLP accepted such appointment. The Company had no relationship with Hein + Associates, LLP required to be reported pursuant to Regulation S-K Item 304 (a) (2) during the two years ended December 31, 1997 or the subsequent interim prior to and including March 31, 1998.

                                    PART III.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

          The Company has three executive officers and four directors, James J. Ling, Chairman and Chief Executive Officer, Renn Rothrock, Jr., President and Chief Operating Officer and Clyde E. Skeen, Secretary, Treasurer and Chief Financial Officer and Robert L. Thomas, Director. Following is a brief summary of the business background and experience of Messrs. Ling, Rothrock, Skeen and
Thomas:

          James J. Ling, age 76, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services. Mr. Ling founded Ling Electronics in 1955 and through a series of mergers and acquisitions, which included Temco Aircraft Corporation, Chance Vought, Wilson & Co., Braniff Airlines, Jones & Laughlin, and National Car Rental, guided the conglomerate, LTV, to a position among the largest industrial companies in the nation. Mr. Ling resigned his positions with LTV in 1971 and disposed of all his stock in the Company.

          R. Renn Rothrock, Jr., age 56, has been President of the Company since December 1997. Mr. Rothrock served as President of both Hunter Gas Gathering, Inc. and Gruy Petroleum Management Co. and Executive Vice President of Magnum Hunter Production, Inc. from January 1994 to December 1997. He served as Executive Vice President and Chief Operating Officer of Gruy from May 1988 until January 1994. Mr. Rothrock was Executive Vice President and General Manager of Gruy Engineering Corporation from 1986 until May 1988. Over his 33-year career, Mr. Rothrock has also served as a reservoir engineer and operations research engineer at Skelly Oil Company and as an area engineer at Amerada Petroleum Corporation; the Engineering Editor of Petroleum Engineer International Magazine; Vice President and Energy Manager of the First National Bank of Mobile, Alabama; Executive Vice President of Energy Assets International Corporation, a public company that financed oil and gas ventures; and the producer and operator of his own gathering and transportation system. Mr.
Rothrock earned a BS degree in Petroleum Engineering and an MS degree in Engineering from the University of Oklahoma. He is a member of the Society of Professional Engineers, the National Society of Professional Engineers, the National Academy of Forensic Engineers and the Texas Society of Professional Engineers. Mr. Rothrock is a registered Professional Engineer in Texas and Oklahoma.

          Clyde E. Skeen, age 82, is a co-founder of the Company and has been a Director, Secretary and Treasurer of the Company since November 1992. From January, 1987 to June, 1989, Mr. Skeen was Executive Vice President of Bell
Textron, Inc. in charge of the V-22 Osprey Program of Bell Helicopter Company and Boeing Vertol Company. From 1979 until his retirement in 1985, Mr. Skeen was Senior Vice President of The Boeing Company, in charge of all government business operations and a member of Boeing's senior management council. From
1985 to 1987, Mr. Skeen was a full-time consultant to Boeing on a variety of government and management issues. Mr. Skeen joined Boeing in 1940 upon earning a Bachelor's Degree in Business Administration from Pittsburgh State College, Kansas, and from 1949 to 1960 he held various corporate officer positions including Controller, Vice President and Director of Program Management for Boeing's space and intercontinental ballistic missile programs. In 1960, Mr. Skeen joined Temco Aircraft Corporation as a Director, Executive Vice-President and General Manager and was instrumental in the formation of Ling-Temco-Vought, Inc. (LTV) in 1961. In 1964, Mr. Skeen was elected President of LTV, a position he held until his resignation in 1971. Mr. Skeen is also President of Clyde Skeen Business Consultants, Inc., a private business consulting firm, a majority of the stock of which is owned by Mr. Skeen.

          Robert L. Thomas, age 44, has been a Director of the Company since July 15, 1998. From 1982-1988, Mr. Thomas founded and was President of
Crown Energy Company, an oil and gas company based in Oklahoma. From 1977 to 1982, Mr. Thomas worked for Phillips Petroleum Company. Mr. Thomas also worked for Ernst & Young, American Airlines and the Zale Corporation implementing management information systems. Mr. Thomas is currently President of Thomas &
Associates consulting, a boutique consulting practice specializing in business strategy development and technology driven process re-engineering. Mr. Thomas graduated from Oklahoma State University with a BS Degree in Industrial Engineering and Management in May 1977.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 1997 and 1998.

                                           Summary Compensation Table

Name/Position . . . . . . .  Fiscal Year  Salary (1)(2)(3)   Bonus*   Stock Options

                                    1997  $         90,000      -0-  $       51,000
James J. Ling(1). . . . . .         1998  $         90,000      -0-  $      121,000

                                    1997  $         25,000      -0-  $        6,000
Renn Rothrock, Jr.. . . . .         1998  $        120,000  $20,000  $      150,000

                                    1997  $         42,000      -0-  $       27,000
Clyde E. Skeen(2) . . . . .         1998  $         42,000      -0-  $       40,000

*See  Employment  Contract  Summary.

(1)  Mr.  Ling  does not receive compensation directly from the Company.  Under the terms  of  a  management  consulting agreement entered into between the Company and
Hill  Investors,  Inc,  Hill  provides management consulting services for which the
Company  paid  Hill  a monthly fee of $7,500 until April 1998 and $10,000 per month until  October  2001.

(2)  Mr. Skeen does not receive compensation directly from the Company, but is paid through  Clyde  Skeen Business Consultants, Inc., which is paid $3,500 per month by the  Company.

(3)  Because  of  the Company's working capital condition, neither Mr. Ling nor Mr.
Skeen  have  received  full  cash  compensation through their respective associated companies  for years 1995, 1996 and 1997.  They have received notes payable for the remainder  of the consulting fees not paid in cash, which are or have been recorded on  the  books  of  the  Company.

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

The  employment  contract provides for a minimum annual salary of $120,000 plus 50%
of  the  fees  billed  to outsiders for Mr. Rothrock's consulting or expert witness services.  Mr.  Rothrock  will also be entitled to a cash bonus of up to 75% of his minimum  annual  salary  based  upon  his  performance  in  obtaining  goals  to be established yearly by the Compensation Committee, with a minimum amount of $20,000.

Mr.  Rothrock  will  be  granted certain fringe benefits including a car allowance, participation  in  health,  dental  and  group  life  insurance  plans  and will be reimbursed  for  reasonable  and  supportable  expenses  incurred  in the Company's interest.

1994  Stock  Option  Plan

     The Board of Directors of the Company, on January 10, 1994, adopted a stock option plan (the "Plan") to provide for the grant of non-qualified stock options to employees and advisors of the Company. A total of 1,950,000 shares has been authorized and reserved for issuance under the Plan, subject to adjustment to reflect changes in the Company's capitalization in the event of a stock split, stock dividend or similar event. The Plan is administered by the Board of Directors who has the sole authority to interpret the Plan, to determine the persons to whom options will be granted, the number of options granted, the exercise price, duration and other terms of the options. Stockholders of the Company approved the Plan on March 29, 1994.

          During 1998 the Board of Directors authorized an additional 1,250,000 shares to be set aside for issuance under the Plan bringing to 1,950,000 the total shares authorized for the Stock Option Plan and, on that date, also awarded additional stock options as follows:

     a. Five (5) year option granted to Clyde Skeen Business Consultants, Inc. to purchase up to 100,000 shares at a purchase price of $1.00 per share;

     b. Five (5) year option granted to Hill Investors, Inc. to purchase up to 300,000 shares at a purchase price of $1.00 per share.

     c. Five (5) year option granted to Renn Rothrock to purchase up to 200,000 shares at a purchase price of $1.00 per share.

     d. Five (5) year option granted to Vicki Newman to purchase up to 15,000 shares at a purchase price of $1.00 per share.

     e. Five (5) year option granted to John Sobehrad to purchase up to 25,000 shares at a purchase price of $1.00 per share.

          The above options are subject to all the same conditions and covenants of the original Stock Option Plan dated January 10, 1994. The exercise price of all of the options granted under the 1994 Stock Option Plan were repriced from $1.00 per share of Common stock to $0.50 per share of Common stock.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock and Series A Warrants held by the principal Officers and Directors of the Company as of December 31, 1998:

                         Shares Beneficially Owned  % of Class
                          -------------------------  ----------

Name. . . . . . .  . .  Common     Warrants    Common   Warrants
---------------------  ---------  ----------  -------  ---------

James J. Ling(1). . .    781,105      18,095    10.2%       7.2%

Clyde E. Skeen(2) . .    305,750      28,250     4.0%      11.2%

Renn Rothrock, Jr.(3)    425,000          __     5.6%       0.0%

Robert L. Thomas. . .     20,000          __      <1%        __

(1) Includes 369,525 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 406,580 shares of Common Stock held by Hill Investors, Inc., owned by the DRL Trust of which Mr. Ling is President.

(2) Clyde Skeen Business Consultants, Inc. is a corporation, of which the majority of the stock is owned by Mr. Skeen.

(3) Includes 425,000 shares of Common Stock held by Susan J. Rothrock, wife of Renn Rothrock, Jr.



ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company entered into a three year management consulting agreement with Hill Investors, Inc. ("Hill") dated October 1, 1992 (renewed for another three year period in October 1998), whereby Hill provides the services of Mr. Ling as Chairman and Chief Executive Officer of the Company for which Hill received a monthly fee of $7,500 until April 1998 and $10,000 per month thereafter. In the event of the death or disability of Mr. Ling during the term of the agreement, the agreement shall automatically terminate or, in the case of a reorganization of the Company during the term of the agreement, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments shall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company, including, without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's By-Laws. This contract will automatically be extended for an additional period of three years from each full year anniversary date unless the Company notifies Mr. Ling to the contrary.

     Hill is a Delaware corporation which currently owns 406,580 shares or about 8 percent of the Company's outstanding Common Stock. Mr. Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.

     On May 13, 1998, the R. Renn Rothrock Trust, a Trust for the benefit of Dorothy Rothrock, Trustee, Thomas Rothrock, purchased a $50,000 three (3) year note, 50,000 shares of Common stock and 12,500 Series "B" Warrants for a consideration of approximately $80,000 in cash and New York Stock Exchange securities. Dorothy Rothrock is a stepmother and Thomas Rothrock is a brother to Renn Rothrock, Jr., President of the Company. Mr. Rothrock, Jr. is not the beneficial owner of any of these securities.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     8-K     Dated  April  9,  1998, describing acquisition of certain producing properties  for  securities  of  the  Company.

     8-K          Dated  June  9,  1998,  electing Hein + Associates, LLP as new independent  accountant.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       _______________________________
                                       James  J.  Ling
                                       Chairman and Chief Executive Officer


                                       _______________________________
                                       R.  Renn  Rothrock,  Jr.
                                       President and Chief Operating Officer


                                       _______________________________
                                       Clyde E. Skeen
                                       Secretary/Treasurer and
                                       Chief Financial Officer


                                       _______________________________
                                       Robert L. Thomas
                                       Director

                           INDEPENDENT AUDITOR'S REPORT

Board  of  Directors  and  Stockholders
Empiric  Energy,  Inc.
Dallas,  Texas

We have audited the accompanying balance sheet of Empiric Energy, Inc. as of December 31, 1998, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has defaulted on several notes payable, and future working capital requirements are dependent on the Company's ability to generate profitable operations, to restructure its financing arrangements, and to continue its present short-term financing, or obtain alternative funding. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein + Associates LLP

Dallas, Texas
April 15, 1999

                         INDEPENDENT  AUDITOR'S  REPORT

TO  THE  SHAREHOLDERS  OF  EMPIRIC  ENERGY,  INC.

We have audited the accompanying statement of operations, cash flows and changes in stockholders' equity of Empiric Energy, Inc. for the year ended December 31, 1997. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the results of operations and cash flows of Empiric Energy, Inc. for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1997, the Company incurred a net loss of $160,164. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure its financing arrangements, and to continue its present short-term financing, or obtain alternative financing as required. It is not possible to predict the outcome of future operations or whether the necessary alternative financing may be arranged, if needed. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.



/c/  Thomas  O.  Bailey  and  Associates,  P.C.
Certified  Public  Accountants

Dallas,  Texas
March  4,  1998

                              EMPIRIC ENERGY, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1998

ASSETS
--------------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       721
 Accounts receivable:
   Oil and gas sales . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,188
   Employee advances . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,041
                                                                            ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .       46,950

PROPERTY AND EQUIPMENT:
 Oil and gas properties (full cost method):
      Unproved leasehold costs . . . . . . . . . . . . . . . . . . . . . .      179,609
      Proved leasehold costs and well equipment. . . . . . . . . . . . . .    4,318,875
 Less accumulated depletion, depreciation and impairment . . . . . . . . .   (2,444,578)
                                                                            ------------
     Net property and equipment. . . . . . . . . . . . . . . . . . . . . .    2,053,906

OTHER FURNITURE AND EQUIPMENT, net of accumulated  depreciation of $22,472        8,346

DEPOSITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,281
                                                                            ------------

                                                                            $ 2,112,483
                                                                            ============
       Total assets


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt, including related parties. .. . . . . .  $   411,043
 Accounts payable and accrued expenses . . . . . . . . . . . . . .. . . . .      141,740
 Oil and gas revenues payable. . . . . . . . . . . . . . . . . . .  . . . .        8,962
 Due to related parties. . . . . . . . . . . . . . . . . . . . . . .. . . .       21,731
                                                                            ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .. . .      583,476

LONG -TERM DEBT, net of current portion, including related parties . .. . .      141,760

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:

 Common stock, $.01 par value, 20,000,000 shares authorized; 7,625,353
         shares issued and outstanding                                           76,254
 Series A convertible preferred stock, no par value, $575,000
         liquidation preference . . . . . . . . . . . . . . .                    43,168
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    4,987,884
 Receivables - Texoil. . . . . . . . . . . . . . . . . . . . . . . . . . .      (74,061)
 Obligation to repurchase treasury stock . . . . . . . . . . . . . . . . .      (11,875)
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,634,123)
                                                                            ------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .    1,387,247
                                                                            ------------

     Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $ 2,112,483
                                                                            ============



                           EMPIRIC ENERGY, INC.
                        STATEMENTS OF OPERATIONS

                                        Years Ended December 31,
                                       --------------------------
                                             1998         1997
                                        -----------  -----------
REVENUE -
 Oil and gas sales . . . . . . . . . .  $   201,102   $  102,270

COSTS AND EXPENSES:
 Production expense. . . . . . . . . .       85,425       70,812
 Depletion and depreciation. . . . . .      175,224       19,417
 Impairment of oil and gas properties.      716,401            -
 Bad debt expense. . . . . . . . . . .       32,457            -
 General and administrative. . . . . .      569,776      335,591
                                       ------------  -----------
   Total costs and expenses. . . . . .    1,579,283      425,820

OTHER INCOME (EXPENSE):
 Dividend income . . . . . . . . . . .            -       45,000
 Interest income . . . . . . . . . . .        3,102        3,100
 Consulting  income. . . . . . . . . .       11,141            -
 Gain on sale of lease option. . . . .            -       50,000
 Interest expense. . . . . . . . . . .      (49,894)      (6,839)
                                       -------------  -----------
   Total other income (expense). . . .      (35,651)      91,261
                                       -------------  -----------

LOSS BEFORE EXTRAORDINARY ITEM . . . .   (1,413,832)    (232,289)

EXTRAORDINARY ITEM -
 Gain from extinguishment of debt. . .            -       72,125
                                       -------------  -----------

NET LOSS . . . . . . . . . . . . . . .  $(1,413,832)  $ (160,164)
                                        ============  ===========

BASIC AND DILUTED LOSS PER SHARE:
 Loss before extraordinary item. . . .  $     (0.21)  $    (0.05)
                                        ============  ===========
 Extraordinary item. . . . . . . . . .  $         -   $     0.01
                                        ============  ===========
 Net loss. . . . . . . . . . . . . . .  $     (0.21)  $    (0.04)
                                        ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING. .    6,855,574    4,900,617
                                        ============  ===========

      SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS


                              EMPIRIC ENERGY, INC.
                    STATEMENTS OF STOCKHOLDERS' EQUITY
               For the period from January 1, 1997 to December 31, 1998

                                                         Common Stock      Preferred Stock Series B    Preferred
                                                   -----------------------  -------------------------    Stock
                                                     Shares       Amount     Shares      Amount         Series A
                                                   ----------   ---------   ---------  ----------     ----------
BALANCES, January 1, 1997. . . . . . . . . . .      4,330,700    $ 43,307       4,488   $ 448,803     $    -

Conversion of preferred stock to common stock .       448,803       4,488      (4,488)   (448,803)         -

Common stock issued for debt or by purchase.  .     1,080,273      10,803        -           -             -

Net loss for the year. . . . . . . . . . . . .            -           -          -           -             -
                                                   ----------   ---------    ---------  ----------     ----------

BALANCES, December 31, 1997. . . . . . . . . ..     5,859,776      58,598        -           -             -

Agreement to repurchase treasury stock . . . .            -           -          -           -             -

Equity instruments issued in the purchase of
 oil and gas properties. . . . . . . . . . . .        992,577       9,926        -           -           39,414

Common stock issued for services . . . . . . .        243,000       2,430        -           -             -

Warrants and options issued for services . . .            -           -          -           -             -

Equity instruments issued for debt or by purchase.    300,000       3,000        -           -            3,754

Conversion of notes payable to common stock. . . . .  230,000       2,300        -           -             -

Reclass of receivable to equity. . . . . . . . . . .      -           -          -           -             -

Net loss for year. . . . . . . . . . . . . . . . . .      -           -          -           -             -
                                                    ---------  ----------    ----------  ----------  ----------

BALANCES, December 31, 1998. . . . . . . . . . . . .7,625,353   $  76,254        -       $    -      $  43,168
                                                    =========  ==========    ==========  ==========  ==========

                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the period from January 1, 1997 to December 31, 1998

                                                          Additional        Obligation to
                                                           Paid-In           Repurchase     Receivable   Accumulated
                                                           Capital        Treasury Stock      Texoil      Deficit       Total
                                                        --------------    ---------------   ----------   -----------   -----------
BALANCES, January 1, 1997. . . . . . . . . . . . . . .  $ 3,579,342        $      -         $    -       $(2,060,127)  $ 2,011,325

Conversion of preferred stock to common stock. . . . .      444,315               -              -             -             -

Common stock issued for debt or by purchase. . . . . . .    263,004               -              -             -           273,807

Net loss for the year. . . . . . . . . . . . . . . . . .       -                  -              -          (160,164)     (160,164)
                                                        ---------------   -------------     ----------   -----------    -----------

BALANCES, December 31, 1997. . . . .  . . . . . . . . .   4,286,661               -              -        (2,220,291)    2,124,968

Agreement to repurchase treasury stock . . . . . . . .         -               (11,875)          -             -           (11,875)

Equity instruments issued in the purchase of
 oil and gas properties. . . . . . . . . . . . . . . .      314,149               -              -             -           363,489

Common stock issued for services . . . . . . . . . . .      114,715               -              -             -           117,145

Warrants and options issued for services . . . . . . . .     31,382               -              -             -            31,382

Equity instruments issued for debt or by purchase. . . .    128,277               -              -             -           135,031

Conversion of notes payable to common stock. . . . . . .    112,700               -              -             -           115,000

Reclass of receivable to equity. . . . . . . . . . . . .       -                  -          (74,061)          -           (74,061)

Net loss for year. . . . . . . . . . . . . . . . . . . .       -                  -              -         (1,413,832)   1,413,832)
                                                          -----------    -------------      ----------   ----------    ------------

BALANCES, December 31, 1998. . . . . . . . . . . . . .   $4,987,884      $    (11,875)       $(74,061)  $(3,634,123)   $ 1,387,247
                                                         ===========      ============      ==========   ===========   ============

                                           EMPIRIC ENERGY, INC.
                                        STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                     --------------------------
                                                                         1998           1997
                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (1,413,832)  $    (160,164)
 Adjustments to reconcile to net cash from operating activities:
   Depletion, depreciation and impairment. . . . . . . . . . . .         891,625          24,947
   Gain on sale of assets. . . . . . . . . . . . . . . . . . . .          32,457            -
   Common stock, warrants and  options issued for services . . .         148,527            -
 Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .          16,996           5,992
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . .          (1,205)           (731)
   Accounts payable and accrued expenses . . . . . . . . . . . .          62,327        (182,946)
   Oil and gas revenues payable. . . . . . . . . . . . . . . . .           8,962            -
   Due to related parties. . . . . . . . . . . . . . . . . . . .           3,750            -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,748            -
                                                                 ---------------  ---------------
   Net cash used by operating activities . . . . . . . . . . .          (246,645)       (312,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of oil and gas properties. . . . . . . . . .            -            220,000
 Purchase of oil and gas properties. . . . . . . . . . . . . . .        (349,995)        (18,328)
 Purchase of furniture and equipment . . . . . . . . . . . . . .         (10,626)           -
 Advances to Texoil. . . . . . . . . . . . . . . . . . . . . . .         (43,061)           -
                                                                 ---------------  ---------------

     Net cash (used) provided by investing activities. . . . . .        (403,682)        201,672

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt. . . . . . . . . . . . . . . . . .         537,960            -
 Repayments of long-term debt. . . . . . . . . . . . . . . . . .            (102)       (144,850)
 Proceeds from sales of common stock . . . . . . . . . . . . . .          94,379            -
 Proceeds from sale of preferred stock . . . . . . . . . . . .              -            273,807
                                                                 ---------------  --------------

     Net cash provided by financing activities . . . . . . . . .         632,237         128,957

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . .         (18,090)         17,727

CASH, beginning of the year. . . . . . . . . . . . . . . . . . .          18,811           1,084
                                                                 ---------------  --------------

CASH, end of the year. . . . . . . . . . . . . . . . . . . . . . $           721  $       18,811
                                                                 ===============  ==============

SUPPLEMENTAL INFORMATION -
 Cash paid during the year for interest. . . . . . . . . . . . . $        17,390  $        6,599
                                                                 ===============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITY:

 Purchase of oil and gas properties with equity securities,
  Including convertible notes payable                            $       455,989  $         -
                                                                 ===============  ==============
 Obligation to repurchase treasury stock .  . . . . . . . . . .  $        11,875  $         -
                                                                 ===============  ==============
 Unamortized portion of notes payable discount . . . . . . . . . $        26,930   $       -
                                                                 ===============  ==============


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------

     Organization  and  Nature  of  Operations
     -----------------------------------------
     Empiric Energy, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 1982. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Texas, Mississippi and Pennsylvania as of December 31, 1998. The Company also has working interests in unproved leasehold acreage in Texas and Louisiana as of December 31, 1998.

     Continued  Operations
     ---------------------
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered significant recurring losses from operations, has defaulted on several notes payable, and future working capital requirements are dependent on the Company's ability to generate profitable operations, to restructure its financing arrangements, and to continue its present short-term financing, or obtain alternative funding. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to raise capital through a private placement of equity securities in order to complete one or more acquisitions of oil and gas properties in an attempt to improve operating results.

     Cash  and  Cash  Equivalents
     ----------------------------
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Oil  and  Gas  Properties
     -------------------------
     The Company uses the full cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the year ended December 31, 1998, internal costs capitalized into the full cost pool were approximately $236,800. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties are assessed periodically for possible impairment. Any impaired amounts are charged to the full cost pool. The Company had no impaired unproved properties as of December 31, 1998.

     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects. During the year ended December 31, 1998, the Company recorded impairment of the full cost pool in the amount of $716,401 based on the full-cost ceiling test. There was no impairment recorded for the year ended December 31, 1997.

     Depletion, depreciation, and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization expense of $172,927 and $19,417 was recorded for the years ended December 31, 1998 and 1997, respectively. Depletion, depreciation and amortization per equivalent Mcf of natural gas was approximately $1.35 and $0.57 for the years ended December 31, 1998 and 1997, respectively.

     Other  Property
     ---------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $2,297 and $0 for the years ended December 31, 1998 and 1997, respectively.

     Loss  Per  Share
     ----------------
     Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes common stock equivalents (such as options and warrants) and convertible securities into consideration. As of December 31, 1998, the Company had convertible notes payable, convertible preferred stock, outstanding warrants for 542,500 shares of common stock and outstanding options for 1,285,000 shares of common stock which are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

     Income  Taxes
     -------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

     Stock-Based  Compensation
     -------------------------
     In January 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.


     Use  of  Estimates  and  Certain  Significant  Estimates
     --------------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

     Reclassifications
     -----------------

     Certain reclassifications have been made to conform the 1997 financial statements to the presentation in 1998. The reclassifications had no effect on net income.

2.     ACQUISITION  AND  DISPOSITION  OF  OIL  AND  GAS  PROPERTIES

     In April 1998, the Company acquired interests in certain producing properties in Texas and unproved leasehold properties in Texas and Louisiana for total consideration of approximately $456,000. Consideration paid by the Company for the acquisition included common stock, convertible notes payable, convertible preferred stock, 300,000 Series B warrants and 200,000 Series C warrants. The following unaudited pro forma information is presented as if the interests in the property had been acquired at the beginning of the respective periods.

                                 Year Ended December 31,
                                 -------------------------
                                    1998          1997
                                 -----------  ------------
   Revenues . . . . . . . . . .  $   251,664   $   455,832
   Net income (loss). . . . . .  $(1,421,007)  $   (53,720)
   Net income (loss) per share.  $     (0.21)  $     (0.01)

In October 1997, the Company sold its producing properties on the Baker 39 lease in the Texas Panhandle for $220,000 in cash and granted an option to sell its leasehold interest in approximately 13,500 acres for $540,000 of which the Company's net interest is approximately $378,000. The balance of the interest has been pledged to cover prior indebtedness. The Company received $50,000 in cash for the option which is non-refundable. The optionee has the right to exercise the option at any time on or before October 11, 1999 at which time at least 50% of the Company's leasehold interest must be purchased. If the optionee purchases more than 50% but less than 100% of the Company's leasehold interest, the option period for any remaining interest will be extended to October 1, 2000.

3.     RELATED  PARTY  TRANSACTIONS

     Hill Investors, Inc., an affiliate of the chairman of the Company's board of directors, has a consulting agreement with the Company that calls for monthly payments of $10,000 for management consulting services. The agreement expires in October 2001. During the years ended December 31, 1998 and 1997, the Company incurred expense under this agreement of $112,500 and $90,000 respectively.

     Clyde Skeen Business Consultants, an affiliate of a member of the Company's board of directors and an officer of the Company, has a consulting agreement with the Company that calls for monthly payments of $3,500 for management consultant services. The agreement is on a month to month basis. During the years ended December 31, 1998 and 1997, the Company incurred expense under this agreement of $42,000 in each year.

     At December 31, 1998, the Company had a liability to two members of its board of directors of $21,731 for unreimbursed expenses and management fees.

     At December 31, 1998, the Company had notes payable to members of its board of directors and certain family members for approximately $257,000 as described in Note 4.

4.     LONG-TERM  DEBT
     Long-term  debt  at  December  31,  1998  consisted  of  the  following:

THIRD PARTY NOTES PAYABLE:
------------------------------------------------------------------------------------------
Unsecured note payable to a finance company, interest at 10.0%, monthly payments of interest with principal due at maturity in July 1998.
This note is in default as of December 31, 1998.                             $    100,000

Unsecured notes payable to an individual, interest at 8%, principal
and interest due at maturity in January 1999                                       75,000

Unsecured notes payable to a company, interest at 8.0%, monthly payments of interest with principal due at maturity in December 1998.  These notes
were not paid upon maturity and subsequently defaulted in 1999.                    52,500

Note payable to an individual, interest at 8%, quarterly payments of interest with principal due at maturity in February 2001.  This note is collateralized by the potential proceeds from the exercise of the option
for the Panhandle property.                                                        50,000

Unsecured note payable to a finance company, interest at 8.0%, principal
and interest due on demand                                                         30,000

Unsecured notes payable to an individual, interest at 8.0%, principal and
interest due on demand                                                             11,875

Note payable to a commercial lender, interest at 14.5%, monthly payments of $114 of principal and interest until maturity in November 2001.  This
note is collateralized by computer equipment.                                       3,184

RELATED PARTIES NOTES PAYABLE:
------------------------------------------------------------------------------------------
Unsecured notes payable to an affiliate of the chairman of the board, interest at 8.0%, quarterly payments of interest with principal due at maturity in December 1998 and December 1999.  These notes are convertible into common stock at $0.60 per share.  These notes were converted into
common stock in 1999.                                                              92,074

Notes payable to family members of the chairman of the board, interest at 8%, quarterly payments of interest with principal due at maturity in
January 2001.  These notes are collateralized by the potential proceeds
from the exercise of the option for the Panhandle property.                        50,000

Unsecured note payable to a trust of a family member of the president of the Company, interest at 8%, quarterly payments of interest with principal
due at maturity in June 2003.                                                     50,000

Unsecured note payable to a board member and officer, interest at 8.0%, quarterly payments of interest with principal due at maturity in December
1999.  This note is convertible into common stock at $0.60 per share.             27,600

Unsecured notes payable to family members of the chairman of the board,
interest at 8%, principal and interest due at maturity in January 2001.            25,000

Note payable to a board member and officer, interest at 8%, quarterly payments of interest with principal due at maturity in January 2001.  This note is collateralized by the potential proceeds from the exercise of the
option for the Panhandle property.                                                12,500
                                                                            ------------
Total notes payable                                                              579,733
Discounts on notes payable (net of accumulated amortization of $23,604)          (26,930)
                                                                             ------------
Net notes payable                                                                552,803
Less current portion                                                            (411,043)
                                                                             ------------
                                                                             $   141,760
                                                                             ============


The discounts on notes payable resulted because the notes included an agreement to issue shares of common stock along with the face amount of the related notes payable. The discount represents the amount of cash received that was allocated to stockholders' equity. The discounts are amortized using the effective interest method over the terms of the related notes.

Maturities of long-term debt based on contractual requirements for the years ending December 31, 1999 through 2003 are as follows:


1999 . .  $415,002
2000 . .     1,105
2001 . .   113,626
2003 . .    50,000
          ---------
          $579,733
          =========

5.     INCOME  TAXES

The Company's deferred tax assets and (liabilities) are composed of the following at December 31, 1998:



Deferred tax assets:
Difference in bases of oil and gas properties . . .  $   514,000
Net operating loss carryforward . . . . . . . . . .    1,952,000
                                                     ------------
Total deferred tax asset before valuation allowance    2,466,000
Valuation allowance . . . . . . . . . . . . . . . .   (2,466,000)
                                                     ------------
Net asset . . . . . . . . . . . . . . . . . . . . .  $         -
                                                     ============

As of December 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $5,421,000, which will expire from 2007 to 2018.

6.     STOCKHOLDERS  EQUITY

     During 1998, the Company issued Series A convertible preferred stock in connection with the acquisition of oil and gas properties and for cash. Series A preferred stock is denominated in face amounts rather than shares, has no par value, no interest rate, no dividend rate, no voting privileges, a liquidation preference equal to the face amount and is convertible into common stock at a rate of $3.33 per share of common stock. There is $1,150,000 of face amount authorized for the Series A convertible preferred stock, of which $575,000 is issued at December 31, 1998. Due to the features of the Series A convertible preferred stock, the Company recorded its value based on the fair market value of the underlying convertible shares of common stock at the time of issuance.

     During 1998, the Company entered into an agreement and a note payable with a former employee to repurchase the common stock held by the stockholder for total consideration of $11,875. This amount is reflected as an obligation to repurchase treasury stock in the accompanying financial statements as of December 31, 1998.

     As of December 31, 1998, the Company has a receivable of $74,061 from a related entity located in Canada. The Canadian entity has no significant assets or operations other than its holding of approximately 130,000 shares of common stock of the Company. Management anticipates that the amount of the receivable will be used by the Company to purchase the common stock held by the Canadian entity and the common stock will be placed into treasury during 1999.

     During 1998, the Company designated two new series of warrants to purchase common stock. The Series B warrants have an exercise price of $2.50 per share of common stock and expire three years from the date of grant. The Series C warrants have an exercise price of $3.00 per share of common stock and expire four years from the date of grant. As of December 31, 1998, there are 327,490 and 215,000 warrants outstanding for the Series B and Series C warrants, respectively. There were no Series B warrants or Series C warrants exercised during the year ended December 31, 1998.

     During May 1998, the Company granted 15,000 Series B warrants and 15,000 Series C warrants to a consultant in exchange for services. The fair value of these warrants, as determined by the Black-Scholes option pricing model, of $13,758 was recorded as an expense during the year ended December 31, 1998.

     As of December 31, 1998, the Company has 252,266 of Series A warrants outstanding. These warrants were initially issued in 1994, are exercisable at $4.25 per share of common stock and expire in June 1999. There were no Series A warrants exercised during the year ended December 31, 1998.

     In 1997, the holders of the Company's Series B convertible preferred stock converted all 4,488 outstanding shares into 448,403 shares of common stock. After the conversion, there were no additional shares of Series B convertible preferred stock authorized, available for issuance or outstanding.

7.     STOCK  BASED  COMPENSATION

     Stock  Option  Plans
     --------------------
     In 1994, the Company established a Stock Option Plan to compensate directors, employees, advisors and consultants. All options granted under the plan are exercisable at $1.00 per share and expire five years from the date of grant. The exercise price for all options granted under this plan was subsequently repriced in March 1999 to $0.50 per share. At December 31, 1998, there are 635,000 stock options reserved and available for grant under the plan.

     In April 1998, the Company granted 25,000 stock options under the 1994 plan to a consultant in exchange for services. The options are exercisable at $1.00 per share (subsequently repriced to $0.50 per share) until expiration in April 2003. The fair market value of these options, as determined by the Black-Scholes option pricing model, of $17,624 was recorded as an expense during the year ended December 31, 1998.

     The following is a summary of activity for the stock options granted for the years ended December 31, 1998 and 1997:



                                 December 31, 1998     December 31, 1997
                                --------------------  ---------------------
                                            Weighted              Weighted
                                             Average               Average
                                  Number    Exercise    Number    Exercise
                                of Shares    Price    of Shares     Price
                                ---------- ---------  ---------  ---------
Outstanding, beginning of year    675,000   $   1.00    260,000  $    1.00

Canceled or expired. . . . . .    (30,000)  $   1.00      -          -
Granted. . . . . . . . . . . .    640,000   $   1.00    415,000  $    1.00
Exercised. . . . . . . . . . .       -         -          -          -
                                ---------- ---------  ---------  ---------

Outstanding, end of year . . .  1,285,000   $   1.00    675,000  $    1.00
                                ========== =========  =========  =========
Exercisable, end of year . . .  1,095,000   $   1.00    385,000  $    1.00
                                ========== =========  =========  =========

If not previously exercised, options outstanding at December 31, 1998 will expire as follows:

                                     Weighted
                                      Average
                        Number       Exercise
                      of Shares        Price
                   ----------------  ---------

December 31, 1999           115,000  $    1.00
December 31, 2001           115,000  $    1.00
December 31, 2002           415,000  $    1.00
December 31, 2003           640,000  $    1.00
                   ----------------  ---------
Total . . . . . .         1,285,000  $    1.00
                   ================  =========


Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock on the measurement date for the stock options granted during fiscal years 1998 and 1997.


                                                     1998                         1997
                                          --------------------------- ---------------------------
                                            Number  Exercise   Fair     Number  Exercise    Fair
                                          of Shares  Price   Value    of Shares   Price    Value
----------------------------------------  --------   ------  -------  --------  --------  -------
Exercise price greater than market price   640,000   $ 1.00  $  0.42   415,000  $ 1.00     $0.83

     Pro  Forma  Stock-Based  Compensation  Disclosures
     --------------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 1998 and 1997 income and earnings per share would have been changed to the pro-forma amounts indicated below.

                                         1998        1997
                                     ------------  ----------
Net income (loss):
   As reported. . . . . . . . . . .  $(1,413,832)  $(160,164)
   Pro forma. . . . . . . . . . . .  $(1,800,586)  $(246,899)
Net income (loss) per common share:
   As reported. . . . . . . . . . .  $     (0.21)  $   (0.04)
   Pro forma. . . . . . . . . . . .  $     (0.26)  $   (0.05)

     The estimated fair value of each officer and director option and warrant granted during fiscal year 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                            1998    1997
                           ------  ------
Expected volatility . . .  153.2%  153.2%
Risk-free interest rate .    6.0%    6.0%
Expected dividends. . . .      -       -
Expected terms (in years)      5       5

8.          ENVIRONMENTAL  ISSUES

     The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

9.          COMMITMENTS  AND  CONTINGENCIES

     The Company has an employment agreement with its president that calls for a minimum annual salary of $120,000 and expires in December 2002. In addition to the minimum salary, the agreement provides for a guaranteed minimum annual bonus of $20,000. The bonus could potentially be significantly more based on the Company meeting certain goals outlined by its board of directors.

     The Company has a non-cancelable sublease for office space. The lease requires minimum monthly rental payments of $3,281 until expiration in July 2000. Future minimum lease payments under the lease are $39,372 and $22,967 for the years ending December 31, 1999 and 2000, respectively.

     The Company incurred rent expense of $45,959 and $26,614 for the years ended December 31, 1998 and 1997, respectively.

     The Company has guaranteed the value of 113,500 shares of common stock held
by  one  stockholder  to  be     worth  at  least  the  amount  borrowed  by the
stockholder  from  a  bank to purchase the shares plus any accrued interest.

     At December 31, 1998, the amount guaranteed by the Company is approximately $75,000 and the underlying fair market value of the common stock is approximately $57,000. If the stockholder decides to sell the common stock subject to the guarantee, the Company would be required to reimburse the stockholder for any deficiency. As of December 31, 1998, the stockholder has not sold any of the common stock subject to the guarantee and any potential loss for the Company due to this guarantee is not accrued in the accompanying financial statements.

     The  Company  is  involved  in  litigation  in  the  ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position or results of operations.

10.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  AND  CONCENTRATION  OF CREDIT RISK
     ---------------------------------------------------------------------------

     The Company's financial instruments are cash, amounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on expected cash flows and interest rates.

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the southwestern region of the United States. The Company does not ordinarily require collateral. The Company believes the allowance for doubtful accounts at December 31, 1998 is adequate.

11.     FOURTH  QUARTER  ADJUSTMENTS
        ----------------------------

     In the fourth quarter of 1998, the Company made some significant adjustments that impacted previously reported quarterly results. These adjustments would have increased depletion, depreciation and amortization by approximately $90,000 and increased impairment expense for the full cost pool by approximately $535,000 for the nine-month period ended September 30, 1998.

12.     SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
        ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                         1998          1997
                                                                    ------------  ------------
Costs incurred in oil and gas producing activities:
 Acquisition of unproved properties. . . . . . . . . . . . . . . .  $    151,905   $         -
 Exploration costs . . . . . . . . . . . . . . . . . . . . . . . .         2,504             -
 Acquisition of proved properties. . . . . . . . . . . . . . . . .       304,084             -
 Development costs . . . . . . . . . . . . . . . . . . . . . . . .       347,491        18,328
                                                                    ------------  ------------

 Total costs incurred. . . . . . . . . . . . . . . . . . . . . . .  $    805,984   $    18,238
                                                                    ============  ============
                                                                         1998          1997
                                                                    ------------  ------------
Net capitalized costs related to oil and gas producing activities:
 Unproved leasehold costs. . . . . . . . . . . . . . . . . . . . .  $    179,609   $    25,200
 Proved leasehold costs. . . . . . . . . . . . . . . . . . . . . .     4,318,875     3,667,300
 Less accumulated depletion, depreciation and impairment . . . . .    (2,444,578)   (1,555,250)
                                                                    ------------  ------------
 Net oil and gas property costs. . . . . . . . . . . . . . . . . .  $  2,053,906   $ 2,137,250
                                                                    ============  ============

The following table, based on information prepared by independent petroleum engineers and Company management, summarizes changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:



                                    Oil        Gas
                                 (Barrels)    (MCF)
                                 ---------  -----------
Balance, January 1, 1997. . . .   122,326    2,697,560
 Sales of minerals in place . .   (26,856)     (71,348)
 Extensions and discoveries . .         -      354,032
Production. . . . . . . . . . .    (3,748)     (11,594)
                                 ---------  -----------
Balance, December 31, 1997. . .    91,722    2,968,650

Purchase of minerals in place .    29,125      894,154
Revisions of previous estimates   (30,639)  (1,902,562)
Production. . . . . . . . . . .      (410)    (125,695)
                                 ---------  -----------
Balance, December 31, 1998. . .    89,798    1,834,547
                                 =========  ===========

Proved developed reserves:
December 31, 1997 . . . . . . .    91,722    2,968,650
                                 =========  ===========
December 31, 1998 . . . . . . .    70,423    1,720,115
                                 =========  ===========

Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

13.     STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE NET CASH FLOWS (UNAUDITED)
        ------------------------------------------------------------------------

     The standardized measure of discounted future net cash flows at December 31, 1998 and 1997, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.



                                                            Year Ended December 31,
                                                           -------------------------
                                                              1998          1997
                                                          ------------  ------------

Future cash inflows. . . . . . . . . . . . . . . . . . .  $  4,848,000   $ 4,315,000
Future development and production costs. . . . . . . . .    (2,069,000)     (777,000)
                                                          ------------  ------------

Future net cash flows, before income tax . . . . . . . .     2,779,000     3,538,000
Future income taxes. . . . . . . . . . . . . . . . . . .          -             -
                                                          ------------  ------------

Future net cash flows. . . . . . . . . . . . . . . . . .     2,779,000     3,538,000
10% annual discount. . . . . . . . . . . . . . . . . . .      (905,000)   (1,260,000)
                                                          ------------  ------------

Standardized measure of discounted future net cash flows  $  1,874,000   $ 2,278,000
                                                          ============  ============

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:



                                                         Year Ended December 31,
                                                        --------------------------
                                                             1998         1997
                                                        -------------  -----------

Sales of oil and gas produced, net of production costs  $   (116,000)  $  (31,000)
Purchase of minerals in place. . . . . . . . . . . . .       931,000            -
Sales of minerals in place . . . . . . . . . . . . . .          -        (220,000)
Net changes in prices and production costs . . . . . .      (225,000)           -
Revisions and other. . . . . . . . . . . . . . . . . .    (1,222,000)     (68,000)
Accretion of discount. . . . . . . . . . . . . . . . .       228,000      236,000
                                                        -------------  -----------
   Net change. . . . . . . . . . . . . . . . . . . . .      (404,000)     (83,000)
Balance, beginning of year . . . . . . . . . . . . . .     2,278,000    2,361,000
                                                        -------------  -----------
Balance, end of year . . . . . . . . . . . . . . . . .  $  1,874,000   $2,278,000
                                                        =============  ===========


14.     SUBSEQUENT  EVENTS

     None.