Form 10QSB
period 1999-03-31
EMPIRIC ENERGY INC
filed 1999-08-13
CIK 921182

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31,1999
                                                           --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _______ to _______.


                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)



               TEXAS                                    75-2455467
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


        12750 MERIT DRIVE, SUITE 750                      75251
              DALLAS, TEXAS                             (Zip Code)
  (Address of principal executive offices)
  ----------------------------------------

                                 (972) 387-4100
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes      No   X
          ---     ---

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  March  31,  1999.     8,169,427
                                       ---------

Transitional  Small  Business  Disclosure  Format     Yes  _____No  __X___
                                                                      -

Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 6 of the sequential numbering system.
              -
================================================================================


                                EMPIRIC ENERGY, INC.

                                INDEX TO FORM 10-QSB


PART I                                                                       PAGE
      Item 1.   Financial Statements                                            1

                Management's Discussion and Analysis of Financial Condition
      Item 2.   and Results of Operations                                       5

PART II

      Item 1.   Legal Proceedings                                               6

      Item 2.   Changes in Securities                                           6

      Item 3.   Defaults Upon Senior Securities                                 6

      Item 4.   Submission of Matters to a Vote of Securities Holders           6

      Item 5.   Other Information                                               6

      Item 6.   Exhibits and Reports on Form 8-K                                6

SIGNATURE PAGE                                                                  7

                                     PART I

                              FINANCIAL INFORMATION

           The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, dated December 31, 1998.

                                            BALANCE SHEET
                                            -------------

                                                                          March 31,
                                                                            1999       December 31,
ASSETS                                                                  (Unaudited)        1998
                                                                        ------------  -------------
CURRENT ASSETS
Cash                                                                    $    31,632   $        721
  Accounts receivable
    Oil and gas sales                                                        25,885         43,188
    Employee advances                                                           907          3,041
    Other                                                                       625              -
                                                                        ------------  -------------
      Total Current Assets                                                   59,059         46,950

PROPERTY AND EQUIPMENT
  Oil and gas properties (full cost method):
    Unproved leasehold costs                                                179,609        179,609
    Proved leasehold costs and well equipment                             4,376,239      4,318,875
  Less accumulated depreciation, depletion, and impairment               (2,488,340)    (2,444,578)
                                                                        ------------  -------------
    Net property and equipment                                            2,067,508      2,053,906

OTHER FURNITURE AND EQUIPMENT, net of accumulated
    Depreciation of $22,472 as of 12/31/98 and $23,492 as of 3/31/98         11,017          8,346

DEPOSITS                                                                      3,281          3,281
                                                                        ------------  -------------

TOTAL ASSETS                                                            $ 2,140,855   $  2,112,483
                                                                        ============  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
  Current portion of long-term, debt, including related parties         $   326,312   $    411,043
  Accounts payable and accrued expenses                                     120,840        141,740
  Oil and gas revenues payable                                               10,316          8,962
  Due to stockholders                                                        17,981         21,731
                                                                        ------------  -------------
    Total Current Liabilities                                               475,449        583,476
LONG-TERM DEBT, net of current portion, including related parties           142,003        141,760

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDER'S EQUITY
  Common stock, $0.01 par value; 20,000,000 shares authorized;
    8,119,427 and 7,625,353 shares issued and outstanding,
    respectively                                                             81,195         76,254
  Series A convertible preferred stock, no par value, $575,000
    liquidation preference                                                   43,168         43,168
  Additional paid-in capital                                              5,241,426      4,987,884
  Receivables - Texoil                                                      (74,061)       (74,061)
  Obligation to repurchase treasury stock                                   (11,875)       (11,875)
  Accumulated deficit                                                    (3,756,450)    (3,634,123)
                                                                        ------------  -------------
    Total Stockholders' Equity                                            1,523,403      1,387,247
                                                                        ------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,140,855   $  2,112,483
                                                                        ============  =============

           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                     Three Months Ended March 31,
                                     ----------------------------
                                          1999         1998
                                       -----------  -----------
REVENUE -
  Oil and gas sales                    $   46,376   $    3,308


COSTS AND EXPENSES:
  Production expense                       20,652        1,192
  Depletion and depreciation               44,783        1,179
  Impairment of oil and gas properties          -
  Interest                                      -        1,450
  General and administrative              106,658      105,539
                                       -----------  -----------
    Total costs and expenses              172,091      109,360

OTHER INCOME (EXPENSE):
  Dividend income                               -       11,250
  Interest income                               -            -
  Consulting  income                          945
  Other income                             25,118        1,118
  Interest expense                        (22,674)      12,368
                                       -----------  -----------
    Total other income (expense)            3,389       24,736
                                       -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM         $ (122,326)  $  (93,684)
                                       -----------  -----------

EXTRAORDINARY ITEM
  Gain from extinguishment of debt              -            -
                                       -----------  -----------


NET LOSS                               $ (122,326)  $  (93,684)
                                       ===========  ===========

BASIC AND DILUTED LOSS PER SHARE:
  Net loss                             $    (0.02)  $   (0.016)
                                       ===========  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING     7,872,390    5,855,250
                                       ===========  ===========

                                               EMPIRIC ENERGY, INC.
                                              STATEMENT OF CASH FLOWS


                                                                                   Three Months Ended
                                                                            --------------------------------
                                                                             March 31, 1999   March 31, 1998
                                                                              (Unaudited)       (Unaudited)
                                                                            ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $      (122,326)  $     (93,684)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depletion, depreciation and impairment                                           44,783          24,947
    Gain on sale of assets                                                                -               -
    Common stock, warrants and options issued for services                            6,963               -
  Changes in assets and liabilities:
    Accounts receivable                                                              18,811           5,992
    Other assets                                                                          -            (731)
    Accounts payable and accrued expenses                                           (20,900)       (182,946)
    Oil and gas revenues payable                                                      1,353               -
    Due to related parties                                                           (3,750)              -
    Other                                                                             1,875               -
                                                                            ----------------  --------------
      Net cash used by operating activities                                         (73,191)       (312,902)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties                                            -         220,000
  Purchase of oil and gas properties                                                 36,738)        (18,328)
  Purchase of furniture and equipment                                                     -               -
  Advances to Texoil                                                                      -               -
                                                                            ----------------  --------------
    Net cash (used) provided by investing activities                                (36,738)        201,672


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                       82,900               -
  Repayments of long-term debt                                                      (85,437)       (144,850)
  Proceeds from sales of common stock                                               143,377               -
  Proceeds from sale of preferred stock                                                   -         273,807
                                                                            ----------------  --------------
    Net cash provided by financing activities                                       140,840         128,957


NET INCREASE(DECREASE) IN CASH                                                       30,911          17,727

CASH, beginning of the year                                                             721           1,084

CASH, end of the year                                                       $        31,632   $      18,811
                                                                            ================  ==============

SUPPLEMENTAL INFORMATION-
  Cash paid during the year for interest                                    $        22,674   $       6,599
                                                                            ================  ==============

NON-CASH INVESTING AND FINANCING ACTIVITY:
  Purchase of oil and gas properties with equity securities                 $        20,625   $           -
                                                                            ================  ==============

  Obligation to repurchase treasury stock                                   $             -   $           -
                                                                            ================  ==============

  Unamortized portion of notes payable discount                             $        22,372   $           -
                                                                            ================  ==============

  Conversion of Notes Payable into common stock                             $        92,074   $           -
                                                                            ================  ==============

  Purchase of furniture and equipment with notes payable                    $         3,691   $           -
                                                                            ================  ==============

NOTES  TO  FINANCIAL  STATEMENTS

     See notes to financial statements included in the Company's 1998 Annual Report on Form 10-KSB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

     Oil and gas sales of $46,376 for the quarter ended March 31, 1999, represented an increase of $43,068 from the comparable 1998 quarter. This increase was due to revenues from the acquisition made in April 1998. Total expenses of $172,091 for the quarter ended March 31, 1999 represented an increase of $62,731 from the comparable 1997 quarter. The increase was due to the higher operating expenses and the increase in overhead due to the hiring of a President and Chief Operating Officer at the end of 1997. Total net loss of $122,326 represented an increase of $28,642 over the net loss for the comparable 1998 quarter due to the factors cited above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 1998, the Company had a net worth of $1,423,403 compared to a net worth of $1,387,247 at December 31, 1997. This increase is primarily due to the conversion of debt to equity in the quarter ended March 31, 1999. There was a working capital deficit of $416,400 at March 31, 1999 compared to $536,326 at December 31, 1997.

SUBSEQUENT  EVENTS

          Empiric announced on May 8, 1999 the participation in an exploratory well in the United States Outer Continental Shelf, Gulf of Mexico. Vermilion Block 90 #1 was drilled to a depth of 9,054 ft. and plugged and abandoned.
Three prospective sands were present in the well and contained gas, but not in commercial quantities.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

          Additional capital is needed to complete two other acquisitions and continue the expected 1999 drilling program. Various sources of financing , including the issuance of debt and equity securities are being investigated. During the first quarter, 544,074 shares of Common stock were issued, either for cash, exchange of debt for equity or is a fee for financing activities.

                                    PART II.

                                OTHER INFORMATION
ITEM  1.     LEGAL  PROCEEDINGS

NONE

ITEM  2.     CHANGES  IN  SECURITIES

544,074  shares  of  Common  stock  were  issued.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

NONE

ITEM  5.     OTHER  INFORMATION

NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May  19,  1999


                                     EMPIRIC  ENERGY,  INC.

                                     By: /s/  Clyde  E.  Skeen
                                         ------------------------
                                         Clyde  E.  Skeen
                                         Chief Financial Officer


                                     By: /s/  James  J.  Ling
                                         ----------------------
                                         James  J.  Ling
                                         Chairman and Chief Executive Officer


                                     By: /s/  R.  Renn  Rothrock,  Jr.
                                         ------------------------
                                         R.  Renn  Rothrock,  Jr.
                                         President and Chief Operating Officer