Form 10QSB
period 1999-06-30
EMPIRIC ENERGY INC
filed 1999-08-16
CIK 921182

SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  DC  20549

                                  FORM  10-QSB

[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  JUNE  30,1999
                                                   -------------

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  from  _______  to  _______.

                       Commission  file  number  1-13162

                              EMPIRIC  ENERGY,  INC.
          (Exact  name  of  registrant  as  specified  in  its  charter)


                   TEXAS                            75-2455467
      (State or other jurisdiction of
       incorporation or organization)      (IRS Employer Identification No.)



         12750 MERIT DRIVE, SUITE 750
                DALLAS, TEXAS                         75251
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

     Yes  ____No  __X___

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  August  13,  1999.     8,277,927
                                        ---------

Transitional  Small  Business  Disclosure  Format     Yes  _____No  __X___

Page 1 of 8 pages contained in the sequential number system. The Exhibit Index is on Page 7 of the sequential numbering system.

PART  I                                                                    PAGE

     Item  1.     Financial  Statements                                      1

     Item  2.     Management's  Discussion  and  Analysis  of
                  Financial  Condition and  Results  of  Operations          5

PART  II

     Item  1.     Legal  Proceedings                                         7

     Item  2.     Changes  in  Securities                                    7

     Item  3.     Defaults  Upon  Senior  Securities                         7

     Item  4.     Submission  of  Matters  to  a  Vote  of
                  Securities  Holders                                        7

     Item  5.     Other  Information                                         7

     Item  6.     Exhibits  and  Reports  on  Form  8-K                      7

                                         BALANCE SHEET

                                                                   June 30, 1999
ASSETS                                                               (Unaudited)   December 31, 1998
----------------------------------------------------------------   -------------  -------------------


CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .           $        2,307    $           721
     Accounts receivable . . . . . . . . . . . . . . . .
         Oil and gas sales . . . . . . . . . . . . . . .                   28,675             43,188
         Employee advances . . . . . . . . . . . . . . .                      482              3,041
         Other . . . . . . . . . . . . . . . . . . . . .                    5,098                -
                                                                   ---------------      -------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .          36,562             46,950


PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method):
     Unproved leasehold costs. . . . . . . . . . . . . . . . . . .        307,618            179,609
     Proved leasehold costs and well equipment . . . . . . . . . .      4,424,465          4,318,875
Less accumulated depreciation, depletion, and impairment. . . . .      (2,532,102)       (2,444,578)
                                                                 ---------------      --------------
     Net property and equipment. . . . . . . . . . . . . . . . .       2,199,981           2,053,906


OTHER FURNITURE AND EQUIPMENT                                               9,894              8,346

DEPOSITS                                                                    3,281              3,281
                                                                   ---------------     --------------
TOTAL ASSETS                                                       $    2,249,718      $   2,112,483
                                                                   ================    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

CURRENT LIABILITIES
Current portion of long-term, debt, including related parties . .   $      476,073     $     411,043
Accounts payable and accrued expenses . . . . . . . . . . . . . .          223,389           141,740
Oil and gas revenues payable. . . . . . . . . . . . . . . . . . .           16,470             8,962
Due to stockholders . . . . . . . . . . . . . . . . . . . . . . .           17,981            21,731
                                                                   ---------------     ---------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . .          733,913           583,476

LONG-TERM DEBT, net of current portion, including related parties          144,477           141,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY.
Common stock, $0.01 par value; 20,000,000 shares authorized;
  8,112,927 and 7,625,353 shares issued and outstanding,
  respectively                                                             81,129             76,254
Series A convertible preferred stock, no par value, $575,000
  liquidation preference. . . . . . . . . . . . . . . . . . . . . .        43,168             43,168
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .       5,245,439          4,987,884
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .         (74,061)          (74,061)
Obligation to repurchase treasury stock . . . . . . . . . . . . .         (11,875)          (11,875)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .      (3,912,472)       (3,634,123)
                                                                    ---------------      -----------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . .       1,371,328          1,387,247
                                                                    ---------------      -----------
    TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                   $  2,249,718        $ 2,112,483
     ----------------------------------------------                 ===============     ============

                 CONDENSED STATEMENTS OF OPERATIONS AND COMPREYHENSIVE INCOME

                                              Six Months Ended      Three Months Ended
                                              -----------------     -------------------
                                                   June 30,                  June 30,
                                                 ------------              ------------
                                             1999          1998          1999         1998
                                          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------  ------------  ------------  ------------  -----------
REVENUE:
Oil and gas sales . . . . . . . . . . .  $    88,249   $    68,926   $    41,873   $   65,617


COSTS AND EXPENSES:
Production expense. . . . . . . . . . .       32,368        21,777        11,718       20,585
Depletion and depreciation. . . . . . .       89,668        18,291        44,885       17,112
General and administrative. . . . . . .      231,095       248,457       124,437      142,917
                                         ------------  ------------  ------------  -----------
Total costs and expenses. . . . . . . .      353,132       288,525       181,041      180,614

OTHER INCOME (EXPENSE):
Dividend income . . . . . . . . . . . .            0        22,500             0       11,250
Consulting  income. . . . . . . . . . .          945         2,930             0        2,930
Other income. . . . . . . . . . . . . .       25,148         5,276            30        4,157
Interest expense. . . . . . . . . . . .      (39,560)      (18,290)      (16,885)     (16,840)
                                         ------------  ------------  ------------  -----------
Total other income (expense). . . . . .      (13,466)       12,416       (16,855)       1,497
                                         ------------  ------------  ------------  -----------

NET LOSS. . . . . . . . . . . . . . . .     (278,349)     (207,184)  $  (156,023)  $ (113,500)
                                         ============  ============  ============  ===========

BASIC AND DILUTED  NET LOSS PER SHARE:.  $      (.03)  $      (.03)  $      (.02)  $     (.02)
                                         ============  ============  ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING . .    7,993,021     6,166,313     8,155,092    6,472,849
                                         ============  ============  ============  ===========

                                   STATEMENT OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                    June 30, 1999
                                                                                     (Unaudited)
                                                                                   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (278,349)

Adjustments to reconcile net loss to net cash from operating activities:

Depletion, depreciation and impairment. . . . . . . . . . . . . . . . . . . . . .         89,668

Common stock, warrants and options issued for services. . . . . . . . . . . . . .         11,910

Changes in assets and liabilities:

Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,072

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,098)

Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .         81,649

Oil and gas revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,508

Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,750)

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,128)
                                                                                   --------------

Net cash used by operating activities . . . . . . . . . . . . . . . . . . . . . .       (92,518)
                                                                                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of oil and gas properties. . . . . . . . . . . . . . . . . . . . . . . .       (233,599)

Purchase of other property & equipment. . . . . . . . . . . . . . . . . . . . . .              -
                                                                                   --------------

Net cash (used) provided by investing activities. . . . . . . . . . . . . . . . .       (233,599)
                                                                                   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         42,784

Repayments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .        (85,437)

Proceeds from sales of common stock . . . . . . . . . . . . . . . . . . . . . . .        170,356

Proceeds from sale of preferred stock . . . . . . . . . . . . . . . . . . . . . .              -
                                                                                   --------------

Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .        327,703
                                                                                   --------------
NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,586

CASH, beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . . .            721
                                                                                   --------------

CASH, end of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,307
                                                                                   ==============
SUPPLEMENTAL INFORMATION:
 Cash paid during the year for interest . . . . . . . . . . . . . . . . . . . . .          8,622
                                                                                   ==============

NON-CASH INVESTING AND FINANCING ACTIVITY:
 Purchase of oil and gas properties with equity securities, including convertible
   notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -
                                                                                   ==============
 Unamortized  portion of notes payables discount. . . . . . . . . . . . . . . . .          2,474
                                                                                   ==============
 Conversion of Notes Payable into Common stock. . . . . . . . . . . . . . . . . .         92,074
                                                                                   ==============
 Purchase of furniture and equipment with notes payable . . . . . . . . . . . . .          3,691
                                                                                   ==============


                                                                                   June 30, 1998
                                                                                    (Unaudited)
                                                                                   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (207,184)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and impairment. . . . . . . . . . . . . . . . . . . . . .        18,290
Common stock, warrants and options issued for services. . . . . . . . . . . . . .             -

Changes in assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (43,670)
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,642)
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .        47,093
Oil and gas revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             -
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (33,805)
                                                                                   -------------
Net cash used by operating activities . . . . . . . . . . . . . . . . . . . . . .      (225,916)
                                                                                   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of oil and gas properties. . . . . . . . . . . . . . . . . . . . . . . .       (68,827)
Purchase of other property & equipment. . . . . . . . . . . . . . . . . . . . . .             -
                                                                                   -------------
Net cash (used) provided by investing activities. . . . . . . . . . . . . . . . .       (68,827)
                                                                                   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       284,574
Repayments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .          -
Proceeds from sales of common stock . . . . . . . . . . . . . . . . . . . . . . .        76,712
Proceeds from sale of preferred stock . . . . . . . . . . . . . . . . . . . . . .          -
                                                                                   -------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .       361,286
                                                                                   -------------
NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        66,543

CASH, beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . . .        18,811
                                                                                   -------------
CASH, end of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        85,354
                                                                                   =============
SUPPLEMENTAL INFORMATION:
 Cash paid during the year for interest . . . . . . . . . . . . . . . . . . . . .        18,290
                                                                                   =============

NON-CASH INVESTING AND FINANCING ACTIVITY:
 Purchase of oil and gas properties with equity securities, including convertible
   notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,700,700
                                                                                   =============
 Unamortized  portion of notes payables discount. . . . . . . . . . . . . . . . .             -
                                                                                   =============
 Conversion of Notes Payable into Common stock. . . . . . . . . . . . . . . . . .             -
                                                                                   =============
 Purchase of furniture and equipment with notes payable . . . . . . . . . . . . .             -
                                                                                   =============

NOTES  TO  FINANCIAL  STATEMENTS

     See notes to financial statements included in the Company's 1998 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS
=======================

Quarter  ended  6/30/99  vs.  quarter  ended  6/30/98
=====================================================

     Oil and gas sales of $41,873 for the quarter ended June 30, 1999, represented a decrease of $23,744 from the comparable 1998 quarter. This decrease was due to declining revenues from the acquisition made in April 1998. Total expenses (excluding interest expense) of $181,041 for the quarter ended June 30, 1999 are comparable to the 1998 quarter. General and administrative expenses decreased between the two periods. Interest expense of $16,885 for the three months ended June 30, 1999 is comparable to the quarter in 1998. The decrease in other income resulted from a decrease in consulting and dividend income during the quarter ended June 30, 1999. Total net loss of $156,023 represented an increase of $42,523 over the net loss for the comparable 1998 quarter due to the revenue and other income factors cited above.

Six  months  ended  6/30/99  vs.  six  months  ended  6/30/98
=============================================================

     Oil and gas sales of $88,249 during six months ended June 30, 1999 represented an increase of $19,323 over the comparable 1998 period. This increase was due to the properties acquired in 1998 producing for both quarters in 1999. Total expenses of $353,132 represented an increase of $64,607 for the six months ended June 30, 1999 compared to the 1998 period. This increase was due to a significantly higher depletion calculation. General and administrative expenses decreased between the two periods. Interest expenses of $39,500 during the six months ended June 30, 1999 was $21,270 higher than the 1998 period resulting from additional borrowings to fund the Company's negative cash flow. Other income decreased due to lower consulting income and dividend income in the six months ended June 30, 1999. Total net loss of $278,349 represented an increase of $71,165 over the comparable period in 1998 due to the factors cited above.

Empiric announced on May 8, 1999 the participation in an exploratory well in the United States Outer Continental Shelf, Gulf of Mexico. Vermilion Block 90 #1 was drilled to a depth of 9,054 ft. and plugged and abandoned. Three prospective sands were present in the well and contained gas, but no in commercial quantities.

Empiric announced on June 28, 1999 the signing of a Letter of Intent for all of the Common shares of J Consulting Group, Inc. that owns four sets of properties located in three states - Texas, Oklahoma and New Mexico. The negotiations were conducted in private and were not subject to competitive bidding. The net proved/producing reserves are estimated by the Company to be approximately 1.8 million BOE, and the net probable "behind the pipe" reserves in the 3.0 million
3.0 million BOE range. A program to develop the "behind the pipe" reserves will be commenced shortly.

The purchase price is $12.0 million, consisting of $9.5 million cash and 2.5 million of Empiric Common shares. The purchase price may increase substantially at the rate of $2.00 per Bbl by the development of probable ("behind the pipe") reserves to proved, producing reserves.

Empiric estimated the current annualized revenue from the acquisition based on current energy prices to $2.8 million. The development of the "behind the pipe" reserves to current producers is expected to increase the annual revenue to $7.5 million by the end of 1999. This would be equal to a cash flow ranging from $0.03 to $0.50 per share.

The acquisition includes a non-operating interest in more than five hundred wells and 400+ miles of associated gas gathering systems covering five counties in two separate states. More than 80 wells have been drilled in the last two years, with approximately 160 additional development locations remaining.

J Consulting Group, Inc. owns an additional interest in 103 producing wells in the same area. J Consulting Group, Inc. estimates that the long life, stable properties have more than 20 years reserve life remaining.

LIQUIDITY  AND  CAPITAL  RESOURCES
==================================

     As of June 30, 1999, the Company had a net worth of $1,371,328 compared to a net worth of $1,387,247 at December 31, 1998. This decrease is primarily due to the losses in the six months ended June 30, 1999. There was a working capital deficit of $697,351 at June 30, 1999 compared to $536,526 at December 31, 1998.

     Effective June 25, 1999, the Company offered eight (8) units of $50,000, each consisting of a $50,000 convertible secured note due in 24 months and 25,000 shares of Common stock in a Private Placement. The notes are convertible to Common stock at $1.00 per share.

SUBSEQUENT  EVENTS
==================

     As of August 13, 1999, one of the eight units in the above Private Placement had been sold. Also, 200,000 shares of Common stock were sold at $0.50 per share.

     On July 16, 1999, the Board of Directors accepted the resignation of Robert
L. Thomas due to a potential conflict of interest. The Directors issued a resolution to Mr. Thomas thanking him for his service.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL
======================================================================

     Additional capital is needed to complete acquisitions and implement the drilling and workover programs. Various sources of financing, including the issuance of debt and equity securities are being investigated. During the second quarter, 5,000 shares of Common stock were issued as a fee for financing activities and 61,500 shares of Common stock issued as a property purchase contingency in 1997 were canceled.

YEAR  2000  COMPLIANCE
======================

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

                                    PART II.

                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

NONE

ITEM  2.     CHANGES  IN  SECURITIES

5,000 shares of Common stock were issued and 61,500 shares of Common stock were cancelled.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

At Annual Meeting of Shareholders held June 21, 1999, Directors James J. Ling, Clyde E. Skeen, R. Renn Rothrock, Jr. and Robert L. Thomas were elected. Hein + Associates LLP were elected as auditors for 1999.

ITEM  5.     OTHER  INFORMATION

NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     August 13, 1999


     EMPIRIC  ENERGY,  INC.

By:  /s/  Clyde  E.  Skeen
  ------------------------
  Clyde  E.  Skeen
  Chief  Financial  Officer


By:  /s/  James  J.  Ling
  ----------------------
  James  J.  Ling
  Chairman  and  Chief  Executive Officer


By:   /s/  R.  Renn  Rothrock,  Jr.
  --------------------------------
   R.  Renn  Rothrock,  Jr.
   President  and  Chief  Operating  Officer