Form 10QSB
period 1999-09-30
EMPIRIC ENERGY INC
filed 1999-11-02
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

FORM  10-QSB

[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  SEPTEMBER  30,  1999

[ ]     Transition report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  from  _______  to  _______.

                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                              75-2455467
(State or other jurisdiction of
incorporation or organization)      (IRS Employer Identification No.)

12750 MERIT DRIVE, SUITE 750                       75251
         DALLAS, TEXAS
(Address of principal executive offices)        (Zip Code)

(972) 387-4100
(Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  _____No  __X___

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  September  30,  1999.     8,699,027

Transitional  Small  Business  Disclosure  Format     Yes  _____No  __X___

Page 1 of 7 pages contained in the sequential number system. The Exhibit Index is on Page 6 of the sequential numbering system.


                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB


PART I                                                                  PAGE
Item 1    Financial Statements                                            1

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     4

PART II

Item 1.   Legal Proceedings                                               6

Item 2.   Changes in Securities                                           6

Item 3.   Defaults Upon Senior Securities                                 6

Item 4.   Submission of Matters to a Vote of Securities Holders           6

Item 5    Other Information                                               6

Item 6.   Exhibits and Reports on Form 8-K                                6

SIGNATURE PAGE                                                            7



                                     PART I

                            FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS.

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


                                BALANCE SHEET

                                                                                    September 30, 1999
ASSETS                                                                                 (Unaudited)        December 31, 1998
                                                                                   --------------------  -------------------

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           190,467   $              721
Accounts receivable
Oil and gas sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               69,423               43,188
Employee advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,939                3,041
Subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              100,000                    -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                8,114                    -
                                                                                   --------------------  -------------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              369,943               46,950

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method):
Unproved leasehold costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              307,718              179,609
Proved leasehold costs and well equipment . . . . . . . . . . . . . . . . . . . .            4,557,544            4,318,875
Less accumulated depreciation, depletion, and impairment. . . . . . . . . . . . .           (2,575,864)          (2,444,578)
                                                                                   --------------------  -------------------
Net property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,289,398            2,053,906

OTHER FURNITURE AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . .                8,771                8,346

DEPOSITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,281                3,281
                                                                                   --------------------  -------------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,671,393   $        2,112,483
                                                                                   ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------

CURRENT LIABILITIES
Current portion of long-term, debt, including related parties . . . . . . . . . .  $           400,872   $          411,043
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .              314,010              141,740
Oil and gas revenues payable. . . . . . . . . . . . . . . . . . . . . . . . . . .                7,958                8,962
Due to stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17,981               21,731
                                                                                   --------------------  -------------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              740,821              583,476

LONG-TERM DEBT, net of current portion, including related parties . . . . . . . .              216,192              141,760

STOCKHOLDER=S EQUITY
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,699,027 and
   7,625,353 shares issued and outstanding, respectively. . . . . . . . . . . . .               86,990               76,254
Series A convertible preferred stock, $0.05 par value, 57,500 shares outstanding,
   $575,000 liquidation preference. . . . . . . . . . . . . . . . . . . . . . . .                2,875               43,168
 Common stock subscribed, 390,000 shares. . . . . . . . . . . . . . . . . . . . .                3,900
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,829,782            4,987,884
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (74,061)             (74,061)
Obligation to repurchase treasury stock . . . . . . . . . . . . . . . . . . . . .              (11,875)             (11,875)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,123,231)          (3,634,123)
                                                                                   --------------------  -------------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,714,380            1,387,247
                                                                                   --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . .  $         2,671,393   $        2,112,483
                                                                                   ====================  ===================



                         CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                               Nine Months Ended      Three Months Ended
                                                              -------------------  ------------------------
                                                                 September 30,          September 30,
                                                              -------------------  ------------------------

                                                                     1999                    1998                1999
  (Unaudited)                                                     (Unaudited)            (Unaudited)         (Unaudited)
------------------------------------------------------------  -------------------  ------------------------  ------------
REVENUE -
Oil and gas sales. . . . . . . . . . . . . . . . . . . . . .  $          139,592   $               145,150   $   51,343
------------------------------------------------------------  -------------------  ------------------------  ------------


COSTS AND EXPENSES:
------------------------------------------------------------
Production expense . . . . . . . . . . . . . . . . . . . . .              83,527                    68,603        51,156
                                                              -------------------  ------------------------  ------------
Depletion and depreciation . . . . . . . . . . . . . . . . .             134,553                    39,836        44,885
                                                              -------------------  ------------------------  ------------
General and administrative . . . . . . . . . . . . . . . . .             419,960                   335,969       188,929
                                                              -------------------  ------------------------  ------------
Total costs and expenses . . . . . . . . . . . . . . . . . .             638,040                   444,408       284,970
                                                              -------------------  ------------------------  ------------

OTHER INCOME (EXPENSE):
Dividend income. . . . . . . . . . . . . . . . . . . . . . .                   0                    33,750             0
                                                              -------------------  ------------------------  ------------
Consulting  income . . . . . . . . . . . . . . . . . . . . .                 945                         0             0
                                                              -------------------  ------------------------  ------------
Other income . . . . . . . . . . . . . . . . . . . . . . . .              62,649                    14,844        37,500
                                                              -------------------  ------------------------  ------------
Interest expense . . . . . . . . . . . . . . . . . . . . . .             (54,253)                  (25,730)      (14,630)
                                                              -------------------  ------------------------  ------------
Total other income (expense) . . . . . . . . . . . . . . . .               9,341                    22,864        22,870
                                                              -------------------  ------------------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (489,107)  $              (276,393)  $  (210,757)
                                                              ===================  ========================  ============

BASIC AND DILUTED  NET LOSS PER SHARE: . . . . . . . . . . .  $             (.06)  $                  (.04)  $      (.02)
                                                              ===================  ========================  ============

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . .           8,148,844                 6,386,484     8,445,980
                                                              ===================  ========================  ============


CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME





                                                                 1998
  (Unaudited)
------------------------------------------------------------
REVENUE -
Oil and gas sales. . . . . . . . . . . . . . . . . . . . . .  $   76,224
------------------------------------------------------------  -----------


COSTS AND EXPENSES:
------------------------------------------------------------
Production expense . . . . . . . . . . . . . . . . . . . . .      46,826
                                                              -----------
Depletion and depreciation . . . . . . . . . . . . . . . . .      21,545
                                                              -----------
General and administrative . . . . . . . . . . . . . . . . .      87,512
                                                              -----------
Total costs and expenses . . . . . . . . . . . . . . . . . .     155,883
                                                              -----------

OTHER INCOME (EXPENSE):
Dividend income. . . . . . . . . . . . . . . . . . . . . . .      11,250
                                                              -----------
Consulting  income . . . . . . . . . . . . . . . . . . . . .           0
                                                              -----------
Other income . . . . . . . . . . . . . . . . . . . . . . . .       6,640
                                                              -----------
Interest expense . . . . . . . . . . . . . . . . . . . . . .      (7,440)
                                                              -----------
Total other income (expense) . . . . . . . . . . . . . . . .      10,450
                                                              -----------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (69,209)
                                                              ===========

BASIC AND DILUTED  NET LOSS PER SHARE: . . . . . . . . . . .  $     (.01)
                                                              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . .   6,803,286
                                                              ===========


                          STATEMENT OF CASH FLOWS


                                                                                              Nine Months Ended
                                                                                        ---------------------------
                                                                          Sept. 30, 1999 (Unaudited)   Sept. 30, 1998 (Unaudited)
                                                                          ---------------------------  ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 (489,107)  $                 (276,393)
                                                                          ---------------------------  ---------------------------

Adjustments to reconcile net loss to net cash from operating activities:

Depletion, depreciation and impairment . . . . . . . . . . . . . . . . .                     134,553                       39,836
                                                                          ---------------------------  ---------------------------

Common stock, warrants and options issued for services . . . . . . . . .                      99,335                            -
                                                                          ---------------------------  ---------------------------

Changes in assets and liabilities:

Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .                     (33,247)                     (32,925)
                                                                          ---------------------------  ---------------------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           -                       (1,205)
                                                                          ---------------------------  ---------------------------

Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .                     172,270                       20,027
                                                                          ---------------------------  ---------------------------

Oil and gas revenues payable . . . . . . . . . . . . . . . . . . . . . .                      (1,004)                           -
                                                                          ---------------------------  ---------------------------

Due to related parties . . . . . . . . . . . . . . . . . . . . . . . . .                      (3,750)                           -
                                                                          ---------------------------  ---------------------------

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (3,693)                           -
                                                                          ---------------------------  ---------------------------

Net cash used by operating activities. . . . . . . . . . . . . . . . . .                    (124,643)                    (250,660)
------------------------------------------------------------------------  ---------------------------  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------

Purchase of oil and gas properties . . . . . . . . . . . . . . . . . . .                    (343,363)                    (168,323)
------------------------------------------------------------------------  ---------------------------  ---------------------------

Purchase of other property & equipment . . . . . . . . . . . . . . . . .                           -                       (7,340)
------------------------------------------------------------------------  ---------------------------  ---------------------------

Increase in notes receivable . . . . . . . . . . . . . . . . . . . . . .                           -                      (56,351)
                                                                          ---------------------------  ---------------------------
Net cash used by investing activities. . . . . . . . . . . . . . . . . .                    (343,363)                    (232,014)
                                                                          ---------------------------  ---------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term notes payable . . . . . . . . . . . . . . .                           -                      234,574
                                                                          ---------------------------  ---------------------------

Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . .                     342,784                      162,500
                                                                          ---------------------------  ---------------------------

Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . .                     (85,437)                           -
                                                                          ---------------------------  ---------------------------
Proceeds from sales of common stock. . . . . . . . . . . . . . . . . . .                     400,405                       78,364
                                                                          ---------------------------  ---------------------------

Net cash provided by financing activities. . . . . . . . . . . . . . . .                     657,752                      475,438
------------------------------------------------------------------------  ---------------------------  ---------------------------




NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .                     189,746                       (7,236)
                                                                          ---------------------------  ---------------------------

CASH, beginning of the period. . . . . . . . . . . . . . . . . . . . . .                         721                       18,811
                                                                          ---------------------------  ---------------------------

CASH, end of the period. . . . . . . . . . . . . . . . . . . . . . . . .                     190,467                       11,575
------------------------------------------------------------------------  ===========================  ===========================
SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest . . . . . . . . . . . . . . . . .                      53,252                       10,503
                                                                          ===========================  ===========================
NON-CASH INVESTING AND FINANCING ACTIVITY:
Purchase of oil and gas properties with equity securities, including
     convertible notes payable . . . . . . . . . . . . . . . . . . . . .                      23,415                    1,600,700
                                                                          ===========================  ===========================
Unamortized  portion of notes payables discount. . . . . . . . . . . . .                      30,259                            -
                                                                          ===========================  ===========================
Conversion of Notes Payable into Common stock. . . . . . . . . . . . . .                     162,827                            -
                                                                          ===========================  ===========================
Purchase of furniture and equipment with notes payable . . . . . . . . .                       3,691                            -
                                                                          ===========================  ===========================
Notes receivable acquired for debt and stock . . . . . . . . . . . . . .                           -                      100,000
                                                                          ===========================  ===========================
Common stock subscriptions receivable. . . . . . . . . . . . . . . . . .                     100,000                            -
------------------------------------------------------------------------  ===========================  ===========================

                        NOTES  TO  FINANCIAL  STATEMENTS

See notes to financial statements included in the Company's 1998 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

Quarter  ended  9/30/99  vs.  quarter  ended  9/30/98

0il and gas sales of $51,343 for the quarter ended September 30, 1999, represented a decrease of $24,881 from the comparable 1998 quarter. This decrease was due to declining revenues from the acquisition made in April 1998. Total expenses (excluding interest expense) of $284,970 for the quarter ended September 30, 1999 are $129,087 more than the 1998 quarter. This increase is due to higher public relations and financing expenses in the current quarter, which also comprises the increase in G&A expenses of $101,417. Interest expense of $14,630 for the nine months ended September 30, 1999 is $7,180 higher than the quarter in 1998 due to slightly higher interest rates on the notes in 1998 and amortization of discounts. The increase in other income resulted from the recovery of a receivable reserved in 1998. Total net loss of $210,757 represented an increase of $141,548 over the net loss for the comparable 1998 quarter due to the revenue and other income factors cited above.

Nine  months ended 9/30/99 vs. nine months ended 9/30/98

Oil and gas sales of $139,592 during nine months ended September 30, 1999 represented an decrease of $5,558 over the comparable 1998 period. This decrease was due to declining prices and production from the properties acquired in 1998. Total expenses of $638,040 represented an increase of $193,632 for the nine months ended September 30, 1999 compared to the 1998 period. This increase is due to higher public relations and financing expenses which also accounted for the increase in G&A expenses. Interest expenses of $54,243 during the nine months ended September 30, 1999 was $28,523 higher than the 1998 period resulting from additional borrowings to fund the Company's negative cash flow. Other income increased due to recovery of a receivable reserved in 1998 in the nine months ended September 30, 1999. Total net loss of $489,107 represented an increase of $212,714 over the comparable period in 1998 due to the factors cited above.

Empiric announced on September 15, 1999 the revision of a Letter of Intent to acquire all of the Common shares of J Consulting Group, Inc. that owns four sets of properties located in three states - Texas, Oklahoma and New Mexico. The negotiations were conducted in private and were not subject to competitive bidding. The net proved/producing reserves are estimated by the Company to be approximately 2.6 million BOE, and the net probable "behind the pipe" reserves in the 1.5 to 3.0 million BOE range. A program to develop the "behind the pipe" reserves will be commenced shortly after closing.

The purchase price has been revised to $13.5 million, consisting of $9.5 million cash and 4.0 million of Empiric Common shares. The purchase price may increase substantially at the rate of $2.00 per Bbl by the development of probable
("behind  the  pipe")  reserves  to  proved,  producing  reserves.

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

On September 17, 1999, the Company announced an agreement with Daedalus Building Systems, Inc. to exchange Empiric securities of $1,500,000 in preferred stock, convertible to 750,000 shares of Common and 750,000 Series "G" Warrants, each allowing the purchase of one common share at $2.00 per share for three years for Daedalus securities consisting of 1,500,000 Common shares and 750,000 Warrants, each allowing the purchase of one share of common stock for $2.00 per share for three years. A Registration Statement is being prepared, and, upon approval by the Securities and Exchange Commission, a minimum of 1,000,000 fully registered shares will be distributed as a dividend. It is the opinion of Company management that the dividend will be taxable to Empiric shareholders. The exact ratio of shares to be distributed to each shareholder will be determined at the time the Registration Statement is approved.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 1999, the Company had a net worth of $1,714,380 compared to a net worth of $1,387,247 at December 31, 1998. This increase is due to the sale of securities by the Company and the conversion of some of those securities and other indebtedness to equity.

There was a working capital deficit of $370,878 at September 30, 1999 compared to $536,526 at December 31, 1999.

The Company sold the entire eight units of a Private Placement consisting of $50,000 convertible long term notes and 25,000 shares of Common stock during the quarter. Six of these notes totaling $3,000,000 were converted upon issuance to Common stock at $1.00 per share.

In addition, the Company sold Common stock or issued stock for financial services during the quarter. Total shares issued were 298,300 at prices ranging from $0.42 to $0.60 per share.

The Series "B" and "C" Warrants issued in the property acquisition during 1998 were reissued at an exercise price of $1.50 per share and $2.00 per share respectively.

SUBSEQUENT  EVENTS

The Company authorized a Private Placement of a minimum of 12 and a maximum of 20 Units at $200,000 each. A Unit consists of $175,000 Series "B" Convertible Preferred Stock, convertible into Common shares at $2.00 per share, 125,000 shares of common stock and 25,000 warrants, each allowing the purchase of one share of common stock at $2.00 per share for three years.

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

                                    PART II.

                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

NONE

ITEM  2.     CHANGES  IN  SECURITIES

586,100 shares of Common stock were issued and 390,000 shares of Common stock were subscribed.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

At Annual Meeting of Shareholders held June 21, 1999, Directors James J. Ling, Clyde E. Skeen, R. Renn Rothrock, Jr. and Robert L. Thomas were elected. Hein + Associates LLP were elected as auditors for 1999.

ITEM  5.     OTHER  INFORMATION

Mr. Robert L. Thomas resigned as a Director July 15, 1999 due to a potential conflict on interest.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October  1,  1999

EMPIRIC  ENERGY,  INC.


By:  /s/  Clyde  E.  Skeen
     ---------------------
Clyde  E.  Skeen
Chief  Financial  Officer


By:  /s/  James  J.  Ling
        --------------------
James  J.  Ling
Chairman  and  Chief  Executive  Officer


By:  /s/  R.  Renn  Rothrock,  Jr.
      -----------------------------
R.  Renn  Rothrock,  Jr.
President  and  Chief  Operating  Officer