Form 10KSB
period 1999-12-31
EMPIRIC ENERGY INC
filed 2000-04-14
CIK 921182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended: December 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                   ---    ---

As of April 7, 2000, the aggregate market value at voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bullitin Board, was $4,612,654.
As of April 7, 2000, the number of shares outstanding of the Registrants' common stock was 9,132,102.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-KSB


PART I.                                                                   PAGE #

  Item 1.   Description of Business.........................................1

  Item 2.   Description of Property.........................................2

  Item 3.   Legal Proceedings...............................................3

  Item 4.   Submission of Matters to a Vote of Security Holders.............3

PART II.

  Item 5.   Market for Common Equity and Related Stockholder Matters........4

  Item 6.   Management Discussion and Analysis of
               Financial Condition and Results of Operations................4

  Item 7.   Financial Statements............................................6

  Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................6

PART III.

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............7

  Item 10.  Executive Compensation..........................................8

  Item 11.  Security Ownership of Certain Beneficial Owners
               and Management...............................................9

  Item 12.  Certain Relationships and Related Transactions.................10

  Item 13.  Exhibits and Reports on Form 8-K...............................11

SIGNATURE PAGE.............................................................11

                                     PART I.

ITEM I.    DESCRIPTION OF BUSINESS

Background - From Inception to Present
--------------------------------------

         The Company is an independent oil and gas exploration and production company with leasehold properties in the Hugoton Panhandle Field (the "Panhandle Field"), Holmes County, Mississippi, Pennsylvania and South Texas.

         On March 21, 1996, the Company signed an agreement with Westar Energy, Inc. ("Westar") to take part in a joint venture drilling program to be drilled in "segments". The number of wells to be drilled in each "segment" were to be mutually agreed upon between the parties. The drilling program was accomplished on leases owned by Westar in Indiana and Westmoreland Counties, Pennsylvania. Empiric received up to 55% working interest in the eight wells, seven of which have been successfully completed and were on production at December 31, 1999. The Company financed its portion of the drilling and completion costs of the first eight wells by obtaining outside investors and entered into an agreement wherein the Company will retain 20% of the revenues and the investors will receive 80% until the investors receive up to 117% of their investment, at which time the revenues will be split 50/50 for the remaining production life of the wells. The above formal agreement with Westar is no longer in effect.

         In April, 1998 the Company acquired 16 producing wells and four newly drilled wells located on approximately 18,000 acres in Zavala County, Texas. Initial production rates and tests were very promising and the Company expected to utilize a financial commitment, also received in April, to begin a drilling program on the remaining acreage. Unfortunately, the investor was unable to fulfill his commitment and the drilling program did not materialize. During the year, rapid production declines and falling prices required several wells to be shut in until prices rebound and one well to be plugged and abandoned.

Offshore Well

         In April, 1999, the Company participated with another independent in the drilling of an exploratory well on Vermilion Block 93/96, offshore Louisiana in a water depth of 18 ft. The prospect was developed with the latest 3-D seismic data and showed the potential for substantial gas reserves in three separate Miocene sands down to 8,400 ft. The Company committed to and paid for an estimated 10% of the geological, seismic and drilling costs of the prospect. The well was actually drilled to a depth of approximately 8,400 ft. The sands were encountered as projected. Unfortunately, the reservoirs were not sealed adequately and the gas remaining in the sands was non-commercial and the well was plugged and abandoned.

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

         PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas.

         In October 1997, the Company sold all its working interest only in the Baker lease of its West Texas Panhandle production properties (approximately 580 acres) and granted a two year option to sell its leasehold interest in approximately 13,500 non-producing acres for total consideration of approximately $230,000. The option expired in October, 1999. The Company expects to begin development of this property in the year 2000.

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

Productive Well Summary

         The following table sets forth certain information regarding the Company's ownership, as of December 31, 1999, of productive wells in the areas indicated.


                                                PRODUCTIVE WELLS
                           OIL             Gas                   Total
                      GROSS   Net     Gross     Net         Gross     Net
Texas
   Zavala County       4.0    1.6      8.0      3.9         12.0      5.5
Mississippi
   Smith (1)             0      0      1.0      1.0          1.0      1.0
Pennsylvania (2)         0      0      7.0      4.0          7.0      4.0

            Totals     4.0    1.6     16.0      8.9         20.0     10.5

(1) This well is currently shut-in. It is expected that production will not begin earlier than late 2000.
(2) Assumes approximately 54% working interest remaining after all costs and "back-ins".
Acreage

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 1998


                       DEVELOPED          Undeveloped             Total
                   GROSS       Net      Gross       Net      Gross       Net
South Texas          480       220     17,202     8,248     17,682     8,468
Richmond Acreage     -0-       -0-     21,535    13,211     21,535    13,211
Mississippi          320       320        -0-       -0-        320       320

         Total       800       540     38,737    21,459     39,537    21,999

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

                                    PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board (Symbol:
EMPE) for the periods indicated in 1998, 1999 and the first quarter of 2000 regarding the OTC market.


                                             High          Low            Close
                               VOLUME        Trade         Trade          Trade
1998
First Quarter                  477,600       0.7200        0.3400         0.6300
Second Quarter                 450,100       0.9400        0.5000         0.5000
Third Quarter                  285,000       0.5000        0.1700         0.1700
Fourth Quarter                 436,900       0.6900        0.1600         0.4500

1999
First Quarter                  128,000       0.5600        0.3800         0.3100
Second Quarter                 614,900       0.9375        0.2188         0.3125
Third Quarter                1,535,500       1.4375        0.2182         1.4375
Fourth Quarter                 884,700       1.6250        0.5312         0.9688

2000
First Quarter Thru 3/31/00     568,700       1.0625         .5938          .6084

         As of March 31,2000, there were approximately 606 record and beneficial holders of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1999 to 1998

           The following schedule sets forth in summary form the financial results of operations of the Company for the years ended December 31, 1998 and 1999.


      YEAR             REVENUES              PROFIT/LOSS             COMMENTS
      ----            ---------             ------------             --------
      1998            $ 201,102             $ (1,413,831)       See Note 1 below
      1999            $ 199,732             $   (967,710)

Note 1: Includes a special non-cash charge of $716,401 to adjust the total capitalized value of oil and gas properties to the discounted value of oil and gas reserves at December 31, 1998 in accordance with reserve evaluations. This adjustment is required by the "full cost" method of accounting as explained in Notes of the Financial Statements.

         Revenues of $199,732 in 1999 were $1,370 or 0.6% lower than during 1998. The reduction was due to lower production even though average prices for oil and gas were higher in 1999 than in 1998.

         Production expense of $183,188 in 1999 was $97,763 or 114% higher than 1998. The increase was due to unforseen repairs to the Smith gas well in Mississippi required to conform to Mississippi regulations.

         Depletion and depreciation expenses of $163,207 were $12,017 or 6.9% lower than 1998. The difference was due primarily to lower depletion due to lower production volumes and higher prices used in the preparation of the reserve reports in 1999 than 1998.

         There was no impairment expense for 1999 compared to $716,401 in 1998. The difference is due to the higher oil and gas prices for 1999 that prevented any impairment of Company reserves.

         Bad debt expense of $24,244 was $8,213 or 25% lower than 1998. Bad debt expense in 1999 was due a change in the sale of gas to a pipeline which has been acquired by an unrelated third party purchaser. The uncollected revenue more than 120 days old at December 31, 1999 was fully reserved.

         General and Administrative expense of $784,344 was $214,568 or 38% higher than 1998. The difference was primarily due to the expense related to stock issued for public relations services and a decision to expense major portions of executive salaries and consulting fees that were capitalized in 1998.

         Other income of $64,130 was $49,887 or 350% higher than 1998. The difference was due primarily to the Company collecting a note receivable in 1999 that had been previously reserved.

         Interest expense of $76,589 was $26,695 or 54% higher than 1998. The difference was due to a higher level of debt in 1999 than in 1998.

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

Liquidity

           Cash flows provided an increase of $61,854 for 1999 leaving a cash balance of $62,575 at December 31, 1999. Net cash used by operating activities was $335,110 due primarily to the net loss of $967,710, offset by non cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $292,289 which was primarily for the purchase of oil and gas properties. Financing activities, which included the net proceeds from the issuances of long term debt and sales of common stock, provided cash of $689,253 which was used to support the operating and investing activities described above.

            During the year 1999, the Company issued the following securities which were outstanding at the end of the year:

     1,420,674    Common Shares, par value $0.01


         299,490 Class 'D' Warrants, each allowing the purchase of one Common Share at $1.50 until May 13, 2001

         200,000 Class 'E' Warrants, each allowing the purchase of one Common Share at $2.00 until May 13, 2002.

         The Common Shares were issued at prices from $0.37 to $1.06 and were issued for cash, receivables, components of debt, services and interest. None of the above securities were registered.

         As of December 31, 1999, the Company had working capital deficit of $718,218 and an equity-to- debt ratio of about 1.2-to-1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow as set forth in the Planned Activities section above.

Year 2000 Compliance

         The Company has not incurred any significant expense related to Year 2000 compliance and remediation. Year 2000 compliance and remediation has not had a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

ITEM 7.    FINANCIAL STATEMENTS

         The following financial statements are included as part of this Form 10-KSB following the signature page:

                                                                            Page

  Independent Auditors Report as of December 31, 1998 and 1999...............F-1
  Balance Sheet - December 31, 1999..........................................F-2
  Statements of Operations - Years ended December 31, 1999 and 1998..........F-3
  Statements of  Changes in Stockholder's Equity.............................F-4
  Statements of Cash Flow - Years ended December 31, 1999 and 1998...........F-5
  Notes to Financial Statements......................................F-6 to F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL   PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company has three executive officers and three directors, James J. Ling, Chairman and Chief Executive Officer, Renn Rothrock, Jr., President and Chief Operating Officer and Clyde E. Skeen, Secretary, Treasurer and Chief Financial Officer. Following is a brief summary of the business background and experience of Messrs. Ling, Rothrock and Skeen. Robert L. Thomas resigned as Director of the Company in July, 1999 due to a potential conflict of interest.


                  James J. Ling, age 77, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services. Mr. Ling founded
         Ling Electronics in 1955 and through a series of mergers and acquisitions, which included Temco Aircraft Corporation, Chance Vought, Wilson & Co., Braniff Airlines, Jones & Laughlin, and National Car Rental, guided the conglomerate, LTV, to a position among the largest industrial companies in the nation. Mr. Ling resigned his positions with LTV in 1971 and disposed of all his stock in the Company.

                  R. Renn Rothrock, Jr., age 57, has been President of the Company since December 1997. Mr. Rothrock served as President of both Hunter Gas Gathering, Inc. and Gruy Petroleum Management Co. and Executive Vice President of Magnum Hunter Production, Inc. from January 1994 to December 1997. He served as Executive Vice President and Chief Operating Officer of Gruy from May 1988 until January 1994. Mr. Rothrock was Executive Vice President and General Manager of Gruy Engineering Corporation from 1986 until May 1988. Over his 33-year career, Mr. Rothrock has also served as a reservoir engineer and operations research engineer at Skelly Oil Company and as an area engineer at Amerada Petroleum Corporation; the Engineering Editor of Petroleum Engineer International Magazine; Vice President and Energy Manager of the First National Bank of Mobile, Alabama; Executive Vice President of Energy Assets International Corporation, a public company that financed oil and gas ventures; and the producer and operator of his own gathering and transportation system. Mr. Rothrock earned a BS degree in Petroleum Engineering and an MS degree in Engineering from the University of Oklahoma. He is a member of the Society of Professional Engineers, the National Society of Professional Engineers, the National Academy of Forensic Engineers and the Texas Society of Professional Engineers. Mr. Rothrock is a registered Professional Engineer in Texas and Oklahoma.

                  Clyde E. Skeen, age 84, is a co-founder of the Company and has been a Director, Secretary and Treasurer of the Company since November 1992. From January, 1987 to June, 1989, Mr. Skeen was Executive Vice President of Bell Textron, Inc. in charge of the V-22 Osprey Program of Bell Helicopter Company and Boeing Vertol Company. From 1979 until his retirement in 1985, Mr. Skeen was Senior Vice President of The Boeing Company, in charge of all government business operations and a member of Boeing's senior management council. From 1985 to 1987, Mr. Skeen was a full-time consultant to Boeing on a variety of government and management issues. Mr. Skeen joined Boeing in 1940 upon earning a Bachelor's Degree in Business Administration from Pittsburgh State College, Kansas, and from 1949 to 1960 he held various corporate officer positions including Controller, Vice President and Director of Program Management for Boeing's space and intercontinental ballistic missile programs. In 1960, Mr. Skeen joined Temco Aircraft Corporation as a Director, Executive Vice-President and General Manager and was instrumental in the formation of Ling-Temco-Vought, Inc. (LTV) in 1961. In 1964, Mr. Skeen was elected President of LTV, a position he held until his resignation in 1971. Mr. Skeen is also President of Clyde Skeen Business Consultants, Inc., a private business consulting firm, a majority of the stock of which is owned by Mr. Skeen.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 1997 and 1999.

                           SUMMARY COMPENSATION TABLE

NAME/POSITION          FISCAL YEAR   SALARY(1) (2) (3)   BONUS*    STOCK OPTIONS

James J Ling(1)           1998          $ 112,500         -0-         $ 121,000
                          1999          $ 120,000         -0-             -0-

Renn Rothrock, Jr.(2)     1998          $ 120,000      $ 20,000       $ 150,000
                          1999          $ 120,000      $ 20,000           -0-

Clyde E Skeen(3)          1998          $  42,000        -0-          $  40,000
                          1999          $  42,000        -0-              -0-

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

(3) Because of the Company's working capital condition, neither Mr. Ling nor Mr. Skeen have received full cash compensation through their respective associated companies for years 1998 and 1999. They have received notes payable for a portion of the consulting fees not paid in cash, which are or have been recorded on the books of the Company.

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

         Mr. Rothrock was granted certain fringe benefits including a car allowance, participation in health, dental and group life insurance plans and will be reimbursed for reasonable and supportable expenses incurred in the Company's interest.

1994 Stock Option Plan

         The Board of Directors of the Company, on January 10, 1994, adopted a stock option plan (the "Plan") to provide for the grant of non-qualified stock options to employees and advisors of the Company. A total of 1,950,000 shares were authorized and reserved for issuance under the Plan, subject to adjustment to reflect changes in the Company's capitalization in the event of a stock split, stock dividend or similar event. The Plan is administered by the Board of Directors who has the sole authority to interpret the Plan, to determine the persons to whom options will be granted, the number of options granted, the exercise price, duration and other terms of the options. Stockholders of the Company approved the Plan on March 29, 1994.

         During 1999 the Board of Directors authorized an additional 300,000 shares to be set aside for issuance under the Plan bringing to 2,250,000 the total shares authorized for the Stock Option Plan. No options were awarded in 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock held by the principal Officers and Directors of the Company as of December 31, 1999:





   Name                    Shares Beneficially         % of Class
   ----                    ------ ------------         ----------
                                Owned
                                -----

James J. Ling(1)               861,105                     9.5%

Clyde E. Skeen(2)              385,750                     4.3%

Renn Rothrock, Jr.(3)          505,000                     5.6%

(1) Includes 369,525 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 486,580 shares of Common Stock held by Hill Investors, Inc., owned by the DRL Trust of which Mr. Ling is President.

(2) Clyde Skeen Business Consultants, Inc. is a corporation, of which the majority of the stock is owned by Mr. Skeen.

(3) Includes 425,000 shares of Common Stock held by Susan J. Rothrock, wife of Renn Rothrock, Jr.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a three year management consulting agreement with Hill Investors, Inc. ("Hill") dated October 1, 1992 (renewed for another three year period in October 1998), whereby Hill provides the services of Mr. Ling as Chairman and Chief Executive Officer of the Company for which Hill received a monthly fee of $7,500 until April 1998 and $10,000 per month thereafter. In the event of the death or disability of Mr. Ling during the term of the agreement, the agreement shall automatically terminate or, in the case of a reorganization of the Company during the term of the agreement, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments s hall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company, including, without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's By-Laws. This contract will automatically be extended for an additional period of three years from each full year anniversary date unless the Company notifies Mr. Ling to the contrary.

         Hill is a Delaware corporation which currently owns 486,580 shares or about 8 percent of the Company's outstanding Common Stock. Mr. Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.

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

         None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               /s/  James J. Ling
                              -------------------------------------------
                                    James J. Ling
                                    Chairman and Chief Executive Officer


                               /s/  R. Renn Rothrock, Jr.
                              -------------------------------------------
                                    R. Renn Rothrock, Jr.
                                    President and Chief Operating Officer


                               /s/  Clyde E. Skeen
                              -------------------------------------------
                                    Clyde E. Skeen
                                    Secretary and Treasurer and
                                    Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Empiric Energy, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Empiric Energy, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

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

The value of the Company's oil and gas properties are primarily supported by non-producing petroleum reserves which will require significant capital costs to realize. At December 31, 1999, the Company does not currently have the resources required to realize these reserves.




HEIN + ASSOCIATES LLP

Dallas, Texas
March 31, 2000



                              EMPIRIC ENERGY, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                           $    62,575
  Oil and gas sales receivable, net of allowance for doubtful accounts
      of $24,244                                                                      45,047
                                                                                 -----------
                  Total current assets                                               107,622

PROPERTY AND EQUIPMENT:
  Oil and gas properties (full cost method):
      Unproved leasehold costs                                                       179,609
      Proved leasehold costs and well equipment                                    4,658,398
  Less accumulated depletion, depreciation and impairment                         (2,603,395)
                                                                                 -----------
                  Net property and equipment                                       2,234,612

OTHER FURNITURE AND EQUIPMENT, net of accumulated
    depreciation of $26,861                                                            7,649

DEPOSITS                                                                               3,281
                                                                                 -----------
                           Total assets                                          $ 2,353,164
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt, including related parties                   $   371,602
  Accounts payable and accrued expenses                                              254,599
  Payroll taxes payable                                                               43,651
  Accrued interest payable, including related parties                                 29,486
  Oil and gas revenues payable                                                        11,962
  Due to related parties                                                             114,540
                                                                                 -----------
                  Total current liabilities                                          825,840

LONG -TERM DEBT, net of current portion, including related parties                   223,849

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, no par value, $575,000 liquidation
      preference                                                                      43,168
  Common stock, $.01 par value, 20,000,000 shares authorized; 9,046,027 shares
      issued and outstanding                                                          90,461
  Common stock subscribed, 46,875 shares                                                 469
  Additional paid-in capital                                                       5,882,146
  Receivables                                                                        (99,061)
  Obligation to repurchase treasury stock                                            (11,875)
  Accumulated deficit                                                             (4,601,833)
                                                                                 -----------
CURRENT LIABILITIES:
                  Total stockholders' equity                                       1,303,475
                                                                                 -----------

                  Total liabilities and stockholders' equity                     $ 2,353,164
                                                                                 ===========


             See accompanying notes to these financial statements.

                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                            YEARS ENDED DECEMBER 31,
                                              1999           1998
                                          -----------    -----------
REVENUE -
   Oil and gas sales                      $   199,732    $   201,102

COSTS AND EXPENSES:
   Production expense                         183,188         85,425
   Depletion and depreciation                 163,207        175,224
   Impairment of oil and gas properties          --          716,401
   Bad debt expense                            24,244         32,457
   General and administrative                 784,344        569,776
                                          -----------    -----------
         Total costs and expenses           1,154,983      1,579,283

OTHER INCOME (EXPENSE):
   Other income                                64,130         14,243
   Interest expense                           (76,589)       (49,894)
                                          -----------    -----------
         Total other income (expense)         (12,459)       (35,651)
                                          -----------    -----------

NET LOSS                                  $  (967,710)   $(1,413,832)
                                          ===========    ===========

BASIC AND DILUTED LOSS PER SHARE          $     (0.12)   $     (0.21)
                                          ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         8,318,679      6,855,574
                                          ===========    ===========



             See accompanying notes to these financial statements.



                              EMPIRIC ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 1999



                                                       Common Stock            Common Stock Subscribed     Preferred     Additional
                                                --------------------------    -------------------------      Stock        Paid-In
                                                   Shares         Amount         Shares        Amount      Series A       Capital
                                                -----------    -----------    -----------   -----------   -----------   -----------
BALANCES, January 1, 1998                         5,859,776    $    58,598           --     $      --     $      --     $ 4,286,661

Agreement to repurchase treasury stock                 --             --             --            --            --            --

Equity instruments issued in the purchase of
  oil and gas properties                            992,577          9,926           --            --          39,414       314,149

Common stock issued for services                    243,000          2,430           --            --            --         114,715

Warrants and options issued for services               --             --             --            --            --          31,382

Equity instruments issued for debt or by
  purchase                                          300,000          3,000           --            --           3,754       128,277

Conversion of notes payable to common stock         230,000          2,300           --            --            --         112,700

Reclass of receivable to equity                        --             --             --            --            --            --

Net loss for year                                      --             --             --            --            --            --
                                                -----------    -----------    -----------   -----------   -----------   -----------

BALANCES, December 31, 1998                       7,625,353         76,254           --            --          43,168     4,987,884

Equity instruments issued in the purchase of
  oil and gas properties                             75,000            750           --            --            --          50,790

Cancellation of common stock issued for
  purchase of oil and gas properties                (61,500)          (615)          --            --            --            --

Common stock issued for services and interest       220,000          2,200           --            --            --         184,206

Common stock issued for cash                        943,100          9,431           --            --            --         444,368

Common stock issued for receivable                   50,000            500           --            --            --          24,500

Conversion of notes payable to common stock         194,074          1,941           --            --            --         140,867

Common stock subscribed                                --             --           46,875           469          --          49,531

Net loss for the year                                  --             --             --            --            --            --
                                                -----------    -----------    -----------   -----------   -----------   -----------

BALANCES, December 31, 1999                       9,046,027    $    90,461         46,875   $       469   $    43,168   $ 5,882,146
                                                ===========    ===========    ===========   ===========   ===========   ===========


                                                Obligation to
                                                 Repurchase                   Accumulated
                                               Treasury Stock  Receivables      Deficit        Total
                                                -----------    -----------    -----------   -----------

BALANCES, January 1, 1998                       $      --      $      --      $(2,220,291)  $ 2,124,968

Agreement to repurchase treasury stock              (11,875)          --             --         (11,875)

Equity instruments issued in the purchase of
  oil and gas properties                               --             --             --         363,489

Common stock issued for services                       --             --             --         117,145

Warrants and options issued for services               --             --             --          31,382

Equity instruments issued for debt or by
  purchase                                             --             --             --         135,031

Conversion of notes payable to common stock            --             --             --         115,000

Reclass of receivable to equity                        --          (74,061)          --         (74,061)

Net loss for year                                      --             --       (1,413,832)   (1,413,832)
                                                -----------    -----------    -----------   -----------

BALANCES, December 31, 1998                         (11,875)       (74,061)    (3,634,123)    1,387,247

Equity instruments issued in the purchase of
  oil and gas properties                               --             --             --          51,540

Cancellation of common stock issued for
  purchase of oil and gas properties                   --             --             --            (615)

Common stock issued for services and interest          --             --             --         186,406

Common stock issued for cash                           --             --             --         453,799

Common stock issued for receivable                     --          (25,000)          --            --

Conversion of notes payable to common stock            --             --             --         142,808

Common stock subscribed                                --             --             --          50,000

Net loss for the year                                  --             --         (967,710)     (967,710)
                                                -----------    -----------    -----------   -----------

BALANCES, December 31, 1999                     $   (11,875)   $   (99,061)   $(4,601,833)  $ 1,303,475
                                                ===========    ===========    ===========   ===========


             See accompanying notes to these financial statements.



                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,
                                                                              1999           1998
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (967,710)   $(1,413,832)
  Adjustments to reconcile to net cash used by operating activities:
     Depletion, depreciation and impairment                                   163,207        891,625
     Bad debt expense                                                          24,244         32,457
     Common stock, warrants and  options issued for services                  186,406        148,527
     Changes in assets and liabilities:
         Accounts receivable                                                  (23,062)        16,996
         Other assets                                                            --           (1,205)
         Accounts payable and accrued expenses                                185,996         62,327
         Oil and gas revenues payable                                           3,000          8,962
         Due to related parties                                                92,809          3,750
         Other                                                                   --            3,748
                                                                          -----------    -----------
            Net cash used by operating activities                            (335,110)      (246,645)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of oil and gas properties                                        (288,598)      (349,995)
   Purchase of furniture and equipment                                         (3,691)       (10,626)
   Advances to Texoil                                                            --          (43,061)
                                                                          -----------    -----------
            Net cash used by investing activities                            (292,289)      (403,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               325,066        537,960
   Repayments of long-term debt                                              (139,612)          (102)
   Proceeds from sales and subscription of common stock                       503,799         94,379
                                                                          -----------    -----------
            Net cash provided by financing activities                         689,253        632,237
                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                61,854        (18,090)
CASH, beginning of the year                                                       721         18,811
                                                                          -----------    -----------
CASH, end of the year                                                     $    62,575    $       721
                                                                          ===========    ===========
SUPPLEMENTAL INFORMATION -
   Cash paid during the year for interest                                 $    22,170    $    17,390
                                                                          ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITY:
   Purchase of oil and gas properties with equity securities, including
      convertible notes payable                                           $    50,925    $   455,989
                                                                          ===========    ===========
   Obligation to repurchase treasury stock                                $      --      $    11,875
                                                                          ===========    ===========
   Conversion of notes payable to common stock                            $   142,808    $    26,930
                                                                          ===========    ===========
   Common stock issued for receivable                                     $    25,000    $      --
                                                                          ===========    ===========


              See accompanying notes to these financial statements.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     Empiric Energy, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 1992. The Company is engaged in the acquisition, operation and development of oil and gas properties, which are located in Texas, Mississippi and Pennsylvania as of December 31, 1999. The Company also has working interests in unproved leasehold acreage in Texas as of December 31, 1999.

     Continued Operations
     --------------------
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered significant recurring losses from operations, has defaulted on several notes payable, and future working capital requirements are dependent on the Company's ability to generate profitable operations, to restructure its financing arrangements, and to continue its present short-term financing, or obtain alternative funding. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management is currently attempting to raise capital through a private placement of equity securities or debt in order to complete one or more acquisitions of oil and gas properties in an attempt to improve operating results. Additionally, management is currently in discussions with a third party to fund the development costs required to realize the Company's proved non-producing reserves.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Properties
     ----------------------
     The Company uses the full cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 1999 and 1998, internal costs capitalized into the full cost pool were approximately $63,000 and $237,000, respectively. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties are assessed periodically for possible impairment. Any impaired amounts are charged to the full cost pool. The Company had no impaired unproved properties as of December 31, 1999.

     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, less any related income tax effects. During the year ended December 31, 1998, the Company recorded impairment of the full cost pool in the amount of $716,401 based on the full-cost ceiling test. There was no impairment recorded for the year ended December 31, 1999.

     Depletion, depreciation, and amortization of oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion, depreciation and amortization expense of $158,817 and $147,418 was recorded for the years ended December 31, 1999 and 1998, respectively. Depletion, depreciation and amortization per equivalent mcf of natural gas was approximately $1.13 and $1.35 for the years ended December 31, 1999 and 1998, respectively.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Other Property
     --------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $4,390 and $2,297 for the years ended December 31, 1999 and 1998, respectively.

     Loss Per Share
     --------------
     Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes common stock equivalents (such as options and warrants) and convertible securities into consideration. As of December 31, 1999, the Company had convertible notes payable, convertible preferred stock, outstanding warrants for 542,490 shares of common stock and outstanding options for 1,170,000 shares of common stock which are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

     Income Taxes
     ------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

     Stock-Based Compensation
     ------------------------
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock- Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7.

     Use of Estimates and Certain Significant Estimates
     --------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.   ACQUISITION AND DIPOSITION OF OIL AND GAS PROPERTIES
     ----------------------------------------------------

     In April 1998, the Company acquired interests in certain producing properties in Texas and unproved leasehold properties in Texas and Louisiana for total consideration of approximately $456,000. Consideration paid by the Company for the acquisition included common stock, convertible notes payable, convertible preferred stock, 300,000 Series B warrants and 200,000 Series C warrants. The following unaudited pro forma information for 1998 is presented as if the interests in the property had been acquired as of Januar 1, 1998.

          Revenues                                        $      251,664
          Net income (loss)                               $   (1,421,007)
          Net income (loss) per share                     $           (0

     In October 1997, the Company sold its producing properties on the Baker 39 lease in the Texas Panhandle for $220,000 in cash and granted an option to sell its leasehold interest in approximately 13,500 acres for $540,000 of which the Company's net interest is approximately $378,000. The balance of the interest has been pledged to cover prior indebtedness. The Company received $50,000 in cash for the option which is non-refundable. The optionee had the right to exercise the option at any time before October 1999. This option was not exercised during 1999.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     Hill Investors, Inc., an affiliate of the chairman of th Company's board of directors, has a consulting agreement with the Company that calls for monthly payments of $10,000 for management consulting services. The agreement expires in October 2001. During the years ended December 31, 1999 and 1998, the Company incurred expense under this agreement of $120,000 and $112,500 respectively.

     Clyde Skeen Business Consultants, an affiliate of a member of the Company's board of directors and an officer of the Company, has a consulting agreement with the Company that calls for monthly payments of $3,500 for management consultant services. The agreemen is on a month to month basis. During the years ended December 31, 1999 and 1998, the Company incurred expense under this agreement of $42,000 in each year.

     At December 31, 1999, the Company had a liability to two members of its board of directors of $102,168 for unreimbursed expenses and management fees.

     At December 31, 1999, the Company had notes payable to members of its board of directors and certain family members for $191,941 (net of $8,559 discount) as described in Note 4.

4.   LONG-TERM DEBT
     --------------

     Long-term debt at December 31, 1999 consisted of the following:

          Third Party Notes Payable:
          -------------------------

          Unsecured note payable to a finance company,  interest  at
               10.0% monthly payments of interest with principal due
               at maturity in July 1998. This note is in default  as
               of December 31, 1999.                                  $  100,000

          Unsecured notes  payable to an individual, interest at 8%, monthly payments of  interest  with  principal due at
               maturity of July and September 2001.                      100,000

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


          Unsecured  notes  payable  to  a  company, interest at 8%, monthly payments of  interest  with  principal due at
               maturity in  December  1998.  This note is in default
               as of December 31, 1999.                                   52,500

          Note  payable  to an individual, interest at 8%, quarterly payments of interest with principal due  at  maturity
               in February 2001. This note was collateralized by the
               potential  proceeds  from  the exercise of the option
               for the Panhandle property (Note 2).                       50,000

          Unsecured  note payable to a bank, interest at 7%, monthly payments of interest with  principal  due at maturity
               in March 2000.                                             40,000

          Unsecured  notes  payable  to individuals, interest at 8%, principal and interest due at  maturity of July 1999.
               These notes are in default as of December 31, 1999.        30,000

          Unsecured  note  payable to a finance company, interest at
               8%,principal and interest due on demand.                   30,000

          Unsecured  notes payable to an individual, interest at 8%, principal  and  interest  due at maturity in December
               1999.  This  note  was  not  paid  upon  maturity and
               subsequently defaulted in 2000.                            15,000

          Unsecured note payable to an individual, interest  at  8%,
               principal and interest due on demand.                      11,875

          Notes  payable  to a commercial lender, interest at 14.5%, monthly  payments  of  principal  and interest  until
               maturity   in   November   2001.  These   notes   are
               collateralized by computer equipment.                       5,307

          Related Parties Notes Payable:
          -----------------------------

          Notes  payable  to  family  members of the chairman of the board, interest at 8%, quarterly payments of interest
               with principal due at maturity in January 2001. These
               notes were  collateralized  by the potential proceeds
               from  the  exercise  of  the option for the Panhandle
               property (Note 2).                                         50,000

          Unsecured  note  payable  to a trust of a family member of
               the  president  of  the  Company,  interest  at   8%,
               quarterly payments of interest with principal due  at
               maturity in June 2003.                                     50,000

          Unsecured  note  payable  to  a  board member and officer, interest at 8%, quarterly  payments  of interest with
               principal due at maturity in December 1999. This note
               is convertible into common stock at $0.60 per share.       34,500

          Unsecured notes payable to an affiliate of the chairman of the  board,  interest  at  8%, quarterly  payments of
               interest  with  principal due at maturity in December
               1999 and July 1999.  Principal  amount  of $21,000 is
               convertible into common stock at $0.60. This note was
               in default as of December 31, 1999.                        31,000

          Unsecured notes payable to a family member of the chairman of the board, interest  at 8%, principal and interest
               due at maturity in January 2001.                           12,500

          Note  payable  to  a board member and officer, interest at
               8%, quarterly payments of interest with principal due
               at  maturity  in  January   2001.   This   note   was
               collateralized  by the  potential  proceeds  from the
               exercise of the option  for  the  Panhandle  property
               (Note 2).                                                  12,500

          Unsecured notes payable to a family member of the chairman of the board, interest at 8%,  principal and interest
               due at maturity of December 1999.  This note  was not
               repaid  upon  maturity  and subsequently defaulted in
               2000.                                                      10,000
                                                                       ---------

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



         Total notes payable                                635,182
         Discounts on notes payable (net of                 (39,731)
          accumulated amortization of $43,613)            ---------
         Net notes payable                                  595,451
         Less current portion                              (371,602)
                                                          ---------
                                                          $ 223,849
                                                          =========

     The discounts on notes payable resulted because certain notes included an agreement to issue shares of common stock along with the face amount of the related notes payable. The discount represents the amount of cash received that was allocated to stockholders' equity. The discounts are amortized using the effective interest method over the terms of the related notes.

     Maturities of long-term debt based on contractual requirements for the years ending December 31, 2000 through 2003 are as follows:

                        2000            $ 371,602
                        2001              213,580
                        2003               50,000
                                        ---------
                                        $ 635,182
                                        =========

5.   INCOME TAXES
     ------------

     The Company's deferred tax assets and (liabilities) are composed of the following at December 31, 1999:


      Deferred tax assets:
         Difference in bases of oil and gas properties           $  381,000
         Net operating loss carryforward                          2,415,000
         Other                                                        9,000
                                                                 ----------
      Total deferred tax asset before valuation allowance         2,805,000
      Valuation allowance                                        (2,805,000)
         Net asset                                               $    --
                                                                 ==========

     As of December 31, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $6,700,000 which will expire from 2007 to 2019.

6.   STOCKHOLDERS' EQUITY
     --------------------

     During 1998, the Company issued Series A convertible preferred stock in connection with the acquisition of oil and gas properties and for cash. Series A preferred stock is denominated in face amounts rather than shares, has no par value, no interest rate, no dividend rate, no voting privileges, a liquidation preference equal to the face amount and is convertible into common stock at a rate of $3.33 per share of common stock. There is $1,150,000 of face amount authorized for the Series A convertible preferred stock, of which $575,000 is issued at December 31, 1999. Due to the features of the Series A convertible preferred stock, the Company recorded its value based on the fair market value of the underlying convertible shares of common stock at the time of issuance of $43,168.

     During 1998, the Company entered into an agreement and a note payable with a former employee to repurchase the common stock held by the former employee for total consideration of $11,875. This amount is reflected as an obligation to repurchase treasury stock in the accompanying financial statements as of December 31, 1999.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



     As of December 31, 1999, the Company has a receivable of $74,061 from a related entity located in Canada. The Canadian entity has no significant assets or operations other than its holding of approximately 130,000 shares of common stock of the Company. Management anticipates that the amount of the receivable will be used by the Company to purchase the common stock held by the Canadian entity and the common stock will be placed into treasury during 2000.

     During 1998, the Company designated two new series of warrants to purchase common stock. The Series B warrants have an exercise price of $2.50 per share of common stock and expire three years from the date of grant. The Series C warrants have an exercise price of $3.00 per share of common stock and expire four years from the date of grant. As of December 31, 1999, there are 28,000 and 15,000 warrants outstanding for the Series B and Series C warrants, respectively. There wer no Series B warrants or Series C warrants exercised during the year ended December 31, 1999. During 1999, 299,490 and 200,000 of the Series B and Series C warrants respectively, were canceled as described below.

     During May 1998, the Company granted 15,000 Series B warrants and 15,000 Series C warrants to a consultant in exchange for services. The fair value of these warrants, as determined by the Black-Scholes option pricing model, of $13,758 was recorded as an expense during the year ended December 31, 1998.

     During 1999, the Company designated two new series of warrants to purchase common stock. The Series D warrants have an exercise price of $1.50 per share of common stock and can be exercised until May 2001. The Series E warrants have an exercise price of $2.00 pe share of common stock and can be exercised until May 2002. These warrants may be called by the Company a $0.10 (Series D) and $0.15 (Series E) per warrant if the Company's common stock trades for $1.88 (Series D) and $2.50 (Series E) per share for ten consecutive days.

     During 1999, 299,490 and 200,000 of the Series B and Series C warrants, respectively, issued on the property acquisition in 1998 (Note 2), were canceled by the Company. The warrant holders were given identical amounts of Series D and Series E warrants. The fair value of the warrant modification, as determined by the Black-Scholes options pricing model, of $23,415 was recorded to the full cost pool during the year ended December 31, 1999.

     During 1999, the Company issued 140,000 shares of common stock in exchange for public relations services. The fair market value of those shares of $111,250 was recorded as an expense during the year ended December 31, 1999.

7.   STOCK BASED COMPENSATION
     ------------------------

     Stock Option Plans
     ------------------
     In 1994, the Company established a Stock Option Plan to compensate directors, employees, advisors and consultants. All options granted under the plan are exercisable at $1.00 per share and expire five years from the date of grant. The exercise price for all options granted under this plan was subsequently repriced in March 1999 to $0.50 per share. At December 31, 1999, there are 1,080,000 stock options reserved and available for grant under the plan.



                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     In April 1998, the Company granted 25,000 stock options under the 1994 plan to a consultant in exchange for services. The options are exercisable at $.50 per share until expiration in April 2003. The fair market value of these options, as determined by the Black-Scholes option pricing model, of $17,624 was recorded as an expense during the year ended December 31, 1998.

     The following is a summary of activity for the stock options granted for the years ended December 31, 1999 and 1998:




                                             DECEMBER 31, 1999             DECEMBER 31, 1998
                                        -------------------------     -------------------------
                                                        WEIGHTED                      WEIGHTED
                                                        AVERAGE                       AVERAGE
                                           NUMBER       EXERCISE         NUMBER       EXERCISE
                                         OF SHARES       PRICE         OF SHARES       PRICE
                                        -----------   -----------     -----------   -----------
     Outstanding, beginning of year       1,285,000   $      1.00         675,000   $      1.00
     Canceled or expired                   (115,000)  $      1.00         (30,000)  $      1.00
     Granted                                      -             -         640,000   $      1.00
     Exercised                                    -             -               -             -
     Repriced - previous                 (1,170,000)  $     (1.00)              -             -
     Repriced - new                       1,170,000   $      0.50               -             -
                                        -----------   -----------     -----------   -----------


     Outstanding, end of year             1,170,000   $      0.50       1,285,000   $      1.00
                                        ===========   ===========     ===========   ===========
     Exercisable, end of year             1,120,000   $      0.50       1,095,000   $      1.00
                                        ===========   ===========     ===========   ===========


     If not previously exercised, options outstanding at December 31, 1999 will expire as follows:


                                                                 Weighted
                                                                 Average
                                                   Number        Exercise
                                                 of Shares         Price
                                                -----------    ------------
                 December 31, 2001                  115,000    $       0.50
                 December 31, 2002                  415,000    $       0.50
                 December 31, 2003                  640,000    $       0.50
                                                -----------    ------------
                                     Total        1,170,000    $       0.50
                                                ===========    ============

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

     Presented below is a comparison of the weighted average exercise prices and fair values of the Company's common stock on the measurement date for the stock options granted during 1998. No options were granted in 1999.


                                                Number       Exercise       Fair
                                               of Shares      Price        Value
                                               ---------     --------     ------
     Exercise price greater than market price   640,000      $ 1.00       $ 0.42

     Pro Forma Stock-Based Compensation Disclosures
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 1999 and 1998 income and earnings per share would have been changed to the pro forma amounts indicated below.


                                                   1999                1998
                                              ------------        ------------
          Net loss:
               As reported                    $   (891,710)       $ (1,413,832)
               Pro forma                      $   (961,710)       $ (1,800,586)
          Net loss per common share:
               As reported                    $      (0.11)       $      (0.21)
               Pro forma                      $      (0.12)       $      (0.26)

     The estimated fair value of each officer and director option and warrant granted during fiscal year 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                             1998
                                                            ------
          Expected volatility                               153.2%
          Risk-free interest rate                             6.0%
          Expected dividends                                   -
          Expected terms (in years)                           5

8.   ENVIRONMENTAL ISSUES
     --------------------

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



                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company has an employment agreement with its president that calls for a minimum annual salary of $120,000 and expires in December 2002. In addition to the minimum salary, the agreement provides for a guaranteed minimum annual bonus of $20,000. The bonus could potentially be significantly more based on the Company meeting certain goals outlined by its board of directors.

     The Company has a non-cancellable sublease for office space. The lease requires minimum monthly rental payments of $3,281 until expiration in July
     2000.

     The Company incurred rent expense of $41,680 and $45,959 for the years ended December 31, 1999 and 1998, respectively.

     The Company has guaranteed the value of 113,500 shares of common stock held by one stockholder to be worth at least the amount borrowed by the stockholder from a bank to purchase the shares plus any accrued interest.
     At December 31, 1999, the amount guaranteed by the Company is approximately
     $75,000 and the underlying fair market value of the common stock is approximately $110,000. If the stockholder decides to sell the common stock subject to the guarantee, the Company would be required to reimburse the stockholder for any deficiency. As of December 31, 1999, the stockholder has not sold any of the common stock subject to the guarantee and any potential loss for the Company due to this guarantee is not accrued in the accompanying financial statements.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
     --------------------------------------------------------------------

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

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United
     States. The Company does not ordinarily require collateral. The Company believes the allowance for doubtful accounts at December 31, 1999 is adequate.

11.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     -----------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                                                                           YEAR ENDED DECEMBER 31,
                                                                            1999           1998
                                                                           ----------   ----------
     Costs incurred in oil and gas producing activities:
          Acquisition of unproved properties                               $        -   $  151,905
          Exploration costs                                                   130,283        2,504
          Acquisition of proved properties                                     63,123      304,084
      Development costs                                                       146,117      347,491
                                                                           ----------   ----------

                  Total costs incurred                                     $  339,523   $  805,984
                                                                           ==========   ==========

     Net capitalized costs related to oil and gas producing activities:
          Unproved leasehold costs                                         $  179,609   $  179,609
          Proved leasehold costs                                            4,658,398    4,318,875
          Less accumulated depletion, depreciation and impairment          (2,603,395)  (2,444,578)
                                                                           ----------   ----------
                  Net oil and gas property costs                           $2,234,612   $2,053,906
                                                                           ==========   ==========


                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     The following table for 1999 is based on information prepared by Company management using reserve estimates previously prepared by independent petroleum engineers. The table for 1998 is primarily based on reserve estimates prepared by independent petroleum engineers and supplemented by Company management. The tables summarize changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:


                                                       Oil               Gas
                                                     (Barrels)          (MCF)
                                                    ----------       ----------
     Balance, January 1, 1998                           91,722        2,968,650

          Purchase of minerals in place                 29,125          894,154
          Revisions of previous estimates              (30,639)      (1,902,562)
          Production                                      (410)        (125,695)
                                                    ----------       ----------
     Balance, December 31, 1998                         89,798        1,834,547

          Revisions of previous estimates                9,555          138,192
          Production                                    (1,139)        (133,204)
                                                    ----------       ----------
     Balance December 31, 1999                          98,214        1,839,535
                                                    ==========       ==========

     Proved developed reserves: (1)
          December 31, 1998                             70,423        1,720,115
                                                    ==========       ==========
          December 31, 1999                             78,349        1,478,366
                                                    ==========       ==========

     (1) Approximately 71% of the reserves classified as proved developed at December 31, 1999 are non- producing. The estimated capital costs required to bring the reserves to production is $450,000. The Company does not presently have the resources required to bring the reserves to production. If it becomes necessary for the Company to participate with another party to bring the reserves to production, the ultimate quantities of reserves the Company would realize would be lower than the amounts reported.

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



                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


12.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     -------------------------------------------------------------------

     The  standardized  measure of discounted  future net cash flows at December
     31, 1999 and 1998, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.


                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------
     Future cash inflows                                        $ 5,888,000    $ 4,848,000
     Future development and production costs                     (1,832,000)    (2,069,000)
                                                                -----------    -----------

     Future net cash flows, before income tax                     4,056,000      2,779,000
     Future income taxes                                               --             --
                                                                -----------    -----------

     Future net cash flows                                        4,056,000      2,779,000
     10% annual discount                                         (1,230,000)      (905,000)
                                                                -----------    -----------

     Standardized measure of discounted future net cash flows   $ 2,826,000    $ 1,874,000
                                                                ===========    ===========

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:


                                                                  YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------

     Sales of oil and gas produced, net of production costs     $   (17,000)   $  (116,000)
     Purchase of minerals in place                                     --          931,000
     Net changes in prices and production costs                     601,000       (225,000)
     Revisions and other                                            181,000     (1,222,000)
     Accretion of discount                                          187,000        228,000
                                                                -----------    -----------
          Net change                                                952,000       (404,000)
     Balance, beginning of year                                   1,874,000      2,278,000
                                                                -----------    -----------
     Balance, end of year                                       $ 2,826,000    $ 1,874,000
                                                                ===========    ===========


                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


13.  SUBSEQUENT EVENT
     ----------------

     The Company has entered into a Security Exchange Agreement with Daedalus Building Systems, Inc. that involves the exchange of $1,500,000 face value of Empiric convertible preferred stock (convertible into 750,000 shares of Empiric common stock) and 750,000 Empiric warrants to purchase a share of Empiric common stock for $2 for a period of three years to Daedalus in exchange for 1,500,000 common shares of Daedalus and 750,000 Daedalus warrants to purchase a share of Daedalus common stock for $2 for a period of three years. If the exchange agreement is consummated, management of the Company plans to distribute the majority of the Daedalus common stock shares received to its stockholders as a dividend.

     The exchange agreement is contingent upon Daedalus receiving approval from the Securities and Exchange Commission for its registration statement filed in late 1999. This has not occurred as of the date of the accompanying audit report.



                                   **********