Form 10QSB
period 2000-03-31
EMPIRIC ENERGY INC
filed 2000-05-15
CIK 921182

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,2000
                                              -------------

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


As of May 10, 2000 the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $5,394,880. As of May 10, 2000 the number of shares outstanding of the Registrant's common stock was 9,142,902.

Transitional Small Business Disclosure Format          Yes      No X
                                                           ---    ---

Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 2 of the sequential numbering system.

--------------------------------------------------------------------------------





                        EMPIRIC ENERGY, INC.
                        INDEX TO FORM 10-QSB

PART I                                                                                      PAGE

         Item 1.    Financial Statements..................................................  3
         Item 2.    Management's Discussion and Analysis of Financial Condition             7
                             and Results of Operations....................................
PART II

         Item 1.    Legal Proceedings.....................................................  9
         Item 2.    Changes in Securities.................................................  9
         Item 3.    Defaults Upon Senior Securities.......................................  9
         Item 4.    Submission of Matters to a Vote of Securities Holders.................  9
         Item 5.    Other Information.....................................................  9
         Item 6.    Exhibits and Reports on Form 8-K......................................  9
SIGNATURE PAGE............................................................................  9









                                     PART I

ITEM 1.           FINANCIAL INFORMATION

           The financial  statements  included  herein have been prepared by the
Company,  without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information.
Although  the Company  believes  that the  disclosures  are adequate to make the
information   presented  not  misleading,   certain   information  and  footnote
disclosure,  including  significant  accounting  policies,  normally included in financial  statements  prepared in accordance with generally accepted accounting
principles   have  been  condensed  or  omitted   pursuant  to  such  rules  and
regulations.  It is  suggested  that  these  financial  statements  be  read  in conjunction with the financial  statements and the notes thereto included in the
Company's latest annual report on Form 10-K, dated December 31, 1999.

                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                                                               March 31, 2000         December 31,
                                  ASSETS                                         (Unaudited)              1999
                                  ------

CURRENT ASSETS:

         Cash                                                                $               162    $            62,575
         Oil and gas sales receivable, net of allowance of doubtful
                  accounts of $24,244 and $24,244 respectively                            42,107                 45,047
                                                                             -------------------    -------------------
                  Total current assets                                                    42,269                107,622

PROPERTY AND EQUIPMENT:


         Oil and gas properties (full cost method):


            Unproved leasehold costs                                                     179,609                179,609

            Proved leasehold costs and well equipment                                  4,679,825              4,658,398

         Less accumulated depletion, depreciation and impairment                      (2,634,157)            (2,603,395)
                                                                             -------------------    -------------------
                  Net property and equipment                                           2,225,277              2,234,612

OTHER FURNITURE AND EQUIPMENT, net of accumulated
depreciation of $27,985 and $26,861 respectively                                           6,525                  7,649

DEPOSITS                                                                                   3,281                  3,281
                                                                             -------------------    -------------------
                           Total assets                                      $         2,277,352    $         2,353,164
                                                                             ===================    ===================





                   LIABILITIES AND STOCKHOLDER'S EQUITY                          March 31, 2000          December 31,
                   ------------------------------------
                                                                                   (Unaudited)               1999

CURRENT LIABILITIES

         Current portion of long-term debt, including related parties        $          477,397       $         371,602
         Accounts payable and accrued expenses                                          310,535                 298,250
         Accrued interest payable, including related parties                             41,303                  29,486
         Oil and Gas revenues payable                                                    16,986                  11,962
         Due to related parties                                                         146,113                 114,540
                                                                             -------------------      ------------------
                                    Total current liabilities                           992,334                 825,840
LONG- TERM DEBT, net of current portion, including related parties                      124,219                 223,849

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

         Series A Convertible preferred stock, no par value, $575,000
                  liquidation preference                                                 43,168                  43,168
         Common stock, $.01 par value, 20,000,000 shares authorized;
                  9,102,902 and 9,046,027 issued and                                     91,029                  90,461
                  outstanding, respectively
         Common stock subscribed, 56,475 shares                                             -                       469
         Additional paid-in capital                                                   5,882,146               5,882,146
         Receivables                                                                    (99,061)                (99,061)
         Obligation to repurchase treasury stock                                        (11,875)                (11,875)
         Accumulated deficit                                                         (4,744,608)             (4,601,833)
                                                                             -------------------      ------------------
                                    Total stockholders' equity                        1,160,799               1,303,475
                                                                             -------------------      ------------------
                           Total liabilities and stockholders' equity        $        2,277,352       $       2,353,164
                                                                             ===================      ==================






                              EMPIRIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended

                                                                            March 31, 2000         March 31, 1999

                                                                              (Unaudited)             (Unaudited)
                                                                              -----------             -----------

REVENUE:

   Oil and gas sales                                                     $             31,820   $               46,376

COSTS AND EXPENSES:

         Production Expense                                                            20,250                   20,650
         Depletion and Depreciation                                                    31,885                   44,783
         General and Administrative                                                   103,193                  106,658
                                                                         ---------------------    ---------------------
                           Total Costs and Expenses                                   155,328                  172,091


OTHER INCOME (EXPENSE):


         Consulting Income                                                                -                        945

         Other Income                                                                     -                     25,118

         Interest Expense                                                             (19,267)                 (22,674)
                                                                         ---------------------    ---------------------
                           Total other income (expense)                               (19,267)                   3,389



NET LOSS                                                                 $           (142,775)    $           (122,326)
                                                                         =====================    =====================


BASIC AND DILUTED NET LOSS PER SHARE                                     $              (0.02)    $              (0.02)
                                                                         =====================    =====================


WEIGHTED AVERAGE SHARES OUTSTANDING                                                 9,096,920                7,872,390
                                                                         =====================    =====================




                              EMPIRIC ENERGY, INC.
                             STATEMENT OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                    March 31, 2000    March 31, 1999
                                                                                     (Unaudited)       (Unaudited)
                                                                                     -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                      $        (142,775)  $      (122,326)
    Adjustments to reconcile net loss to net cash from operating activities:
        Depletion, depreciation and impairment                                               31,885            44,783
        Amortization of debt discount                                                         6,539               -
        Common stock, warrants and options issued for services                                  -               6,963
    Changes in assets and liabilities:
            Accounts receivable                                                               2,940            18,811
            Accounts payable and accrued expenses                                            24,102           (20,900)
            Oil and gas revenues payable                                                      5,024             1,353
            Due to related parties                                                           31,573            (3,750)
            Other                                                                               133             1,875
                                                                                  ------------------  ----------------
                  Net cash used by operating activities                                     (40,579)          (73,191)



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of oil and gas properties                                                      (21,427)          (36,738)



CASH FLOWS FROM FINANCING ACTIVITIES:


    Proceeds from long-term debt                                                                -              82,900
    Repayments of long-term debt                                                               (407)          (85,437)
    Proceeds from sales of common stock                                                         -             143,377
                                                                                  ------------------  ----------------
                  Net cash (used) provided by financing activities                             (407)          140,840
                                                                                  ------------------  ----------------

NET INCREASE (DECREASE) IN CASH                                                             (62,413)           30,911
CASH, beginning of the period                                                                62,575               721
                                                                                  ------------------  ----------------


CASH, end of the period                                                           $             162   $        31,632
                                                                                  ==================  ================


SUPPLEMENTAL INFORMATION
    Cash paid during period for interest                                          $             197   $        22,674
                                                                                  ==================  ================


NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 1999 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF MARCH 31, 2000 QUARTER TO MARCH 31, 1999 QUARTER

      Revenues of $31,820 were $14,556 or 31% lower than 1999. The reduction was due to lower production from South Texas properties even though average oil prices were higher.

      Production expense of $20,250 was $400 or 2% less than 1999. The production expense was approximately the same for the two quarters.

      Depletion and depreciation expenses of $31,885 were $12,898 or 29% lower than 1999. The reduction was also due to lower production from the South Texas properties.

      General and Administrative expense of $103,193 was $3,465 or 3% lower than 1999. The expenses of the quarters were similar and there were no administrative differences between the periods.

      Interest expense of $19,267 was $3,407 or 15% lower than 1999. The difference was due to a lower level of debt in the 2000 quarter.

      As noted in the annual financial statements, the Company has suffered recurring losses from operations. Future positive results are a function of the Company's ability to raise capital or utilize securities to acquire producing properties or drill developmental wells in order to generate profits. In the event the Company is not able to raise capital or acquire properties, there is doubt about the Company's ability to continue as a going concern.

LIQUIDITY

      Cash flows provided a decrease of $62,413 leaving a cash balance of $162 at March 31, 2000. Net cash used by operating activities was $40,579 due primarily to the net loss of $142,775, offset by non cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $21,427 which was primarily for the purpose of purchasing oil and gas properties. Financing activities used $407 which was repayment of debt.

      At March 31, 2000, the Company had a working capital deficit of $950,065 and a debt to equity ratio of approximately 1 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

YEAR 2000 COMPLIANCE

      The Company has not incurred any significant expense related to Year 2000 compliance and remediation. Year 2000 compliance and remediation has not had a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

SUBSEQUENT EVENTS

      The Company signed an investment banking contract with M. H. Meyerson & Co., Inc. to provide investment banking services to the Company for a five year period. In April, 2000 the Company issued 30,000 shares of restricted common stock to Meyerson for their services and also issued them 250,000 warrants to purchase stock at $1 per share for a period of five years with half of the warrants not exercisable until October, 2000.

      The Company has also entered into a Security Exchange Agreement with Daedalus Systems, Inc. that involves the exchange of $1,500,000 face value of Empiric convertible preferred stock (convertible into 750,000 shares of Empiric common stock) and 750,000 warrants to purchase a share of Empiric common stock for $2 for a period of three years to Daedalus in exchange for 1,500,000 common shares of Daedalus and 750,000 Daedalus warrants to purchase a share of common stock for $2 for a period of three years. If the exchange agreement is consummated, management of the company plans to distribute the majority of the Daedalus common shares received to its shareholders as a dividend after a registration statement becomes effective.

STRATEGY, BUSINESS PLANS AND NEED FOR THE INFUSION OF CAPITAL

All of the Company's plans to strengthen its financial capability for development and growth involve the need for the infusion of capital funds. Sources of financing, involving the issuance of debt and equity securities as well as acquisitions and business combinations with companies in the related energy business, are being investigated. The Company has drafted for consideration before formal release a Private Placement Offering Memorandum involving the issuance of up to $3,000,000 in equity securities consisting of Convertible Preferred Stock, convertible into restricted common stock. No minimums will be included if this financing plan is activated. None of these securities have been issued through the date of the filing of this Form 10-QSB.

                                    PART II.

ITEM 1.          LEGAL PROCEEDINGS

      The Company is involved in litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position or results of operations.

ITEM 2.          CHANGES IN SECURITIES

      During the Quarter ended March 31, 2000, the Company issued 56,475 shares of common stock, $.01 par value that had been earlier subscribed. None of the securities were registered.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

      The Company was in default on $325,500 principal value of notes payable and $21,000 in accrued interest on these notes payable as of March 31, 2000.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders.

ITEM 5.          OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      There were no reports filed on Forms 8-K.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  5/15/00

                            EMPIRIC ENERGY, INC.

                            By:  /S/   Clyde E. Skeen
                                 ----------------------------------------------
                                       Clyde E. Skeen
                                       Chief Financial Officer


                            By:  /S/   James J. Ling
                                 ----------------------------------------------
                                       James J. Ling
                                       Chairman and Chief Executive Officer


                            By:  /S/   R. Renn Rothrock, Jr.
                                       ----------------------------------------
                                       R. Renn Rothrock, Jr.
                                          President and Chief Operating Officer