Form 10QSB
period 2000-06-30
EMPIRIC ENERGY INC
filed 2000-08-17
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000
                                             -------------


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

                                                           Yes X   No
                                                              ---    ---


As of August 10, 2000 the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,972,917. As of August 10, 2000 the number of shares outstanding of the Registrant's common stock was 10,629,963.

Transitional Small Business Disclosure Format              Yes     No X
                                                              ---    ---

Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 2 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

PART I                                                                      PAGE

   Item 1.     Financial Statements........................................... 3

   Item 2.     Management's Discussion and Analysis of Financial Condition
                              and Results of Operations....................... 7

PART II

   Item 1.     Legal Proceedings.............................................. 9

   Item 2.     Changes in Securities.......................................... 9

   Item 3.     Defaults Upon Senior Securities................................ 9

   Item 4.     Submission of Matters to a Vote of Securities Holders.......... 9

   Item 5.     Other Information.............................................. 9

   Item 6.     Exhibits and Reports on Form 8-K............................... 9

SIGNATURE PAGE................................................................ 9








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




                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                                                     June 30, 2000  December 31,
                                  ASSETS                              (Unaudited)       1999
                                  ------                              -----------    -----------
CURRENT ASSETS:

         Cash                                                         $     2,400    $    62,575

         Oil and gas sales receivable, net of allowance of doubtful
                  accounts of $24,244 and $24,244 respectively             41,629         45,047
                                                                      -----------    -----------
                  Total current assets                                     44,029        107,622

PROPERTY AND EQUIPMENT:


         Oil and gas properties (full cost method):

            Unproved leasehold costs                                      179,609        179,609

            Proved leasehold costs and well equipment                   4,687,288      4,658,398

         Less accumulated depletion, depreciation and impairment       (2,664,919)    (2,603,395)
                                                                      -----------    -----------
                  Net property and equipment                            2,201,978      2,234,612

OTHER FURNITURE AND EQUIPMENT, net of
accumulated depreciation of $29,107 and $26,861 respectively                5,403          7,649

DEPOSITS                                                                    3,281          3,281
                                                                      -----------    -----------
                           Total assets                               $ 2,254,691    $ 2,353,164
                                                                      ===========    ===========







                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   ------------------------------------                 June 30, 2000  December 31,
                                                                         (Unaudited)       1999
                                                                         -----------    -----------
CURRENT LIABILITIES

         Current portion of long-term debt, including related parties    $   273,673    $   371,602

         Accounts payable and accrued expenses                               317,294        298,250

         Accrued interest payable, including related parties                  24,906         29,486

         Oil and Gas revenues payable                                         14,251         11,962

         Due to related parties                                               50,988        114,540
                                                                         -----------    -----------
                                    Total current liabilities                681,112        825,840

LONG- TERM DEBT, net of current portion, including related parties              --          223,849



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

         Series A Convertible preferred stock, no par value, $575,000
                  liquidation preference                                      43,168         43,168

         Series B Convertible Preferred stock, $.05 par value, $50,000
                  liquidation preference                                         313           --

         Common stock, $.01 par value, 20,000,000 shares authorized;
                  10,130,563 and 9,046,027 issued and                        101,306         90,461
                  outstanding, respectively

         Common stock subscribed, 56,475 shares                                 --              469

         Additional paid-in capital                                        6,577,237      5,882,146

         Receivables                                                         (74,061)       (99,061)

         Obligation to repurchase treasury stock                             (11,875)       (11,875)

         Accumulated deficit                                              (5,062,509)    (4,601,833)
                                                                         -----------    -----------
                                    Total stockholders' equity             1,573,579      1,303,475
                                                                         -----------    -----------
                           Total liabilities and stockholders' equity    $ 2,254,691    $ 2,353,164
                                                                         ===========    ===========







                              EMPIRIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                   Six Months Ended           Three Months Ended

                                               June 30,       June 30,      June 30,       June 30,
                                                 2000           1999          2000           1999
                                             (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                             -----------    -----------    -----------    -----------
REVENUE:

   Oil and gas sales                         $    83,508    $    88,249    $    51,688    $    41,873


COSTS AND EXPENSES:

         Production Expense                       68,470         32,368         48,220         11,718

         Depletion and Depreciation               63,770         89,668         31,885         44,885

         General and Administrative              380,475        231,095        277,282        124,437
                                             -----------    -----------    -----------    -----------
              Total Costs and Expenses           512,715        353,151        357,387        181,041



OTHER INCOME (EXPENSE):

         Consulting Income                           354            945            354              0

         Other Income                               --           25,148           --               30

         Interest Expense                        (31,822)       (39,560)       (12,555)       (16,885)
                                             -----------    -----------    -----------    -----------
              Total other income (expense)       (31,468)       (13,466)       (12,201)       (16,855)



NET LOSS                                     $  (460,675)   $  (278,349)   $  (317,900)   $  (156,023)
                                             ===========    ===========    ===========    ===========


BASIC AND DILUTED                            $     (0.05)   $      (.03)   $     (0.03)   $     (0.02)
NET LOSS PER SHARE
                                             ===========    ===========    ===========    ===========


WEIGHTED AVERAGE                               9,203,019      7,993,021      9,309,119      8,155,092
SHARES OUTSTANDING
                                             ===========    ===========    ===========    ===========







                              EMPIRIC ENERGY, INC.
                             STATEMENT OF CASH FLOWS

                                                                                   Six Months Ended
                                                                           June 30, 2000   June 30, 1999
                                                                             (Unaudited)    (Unaudited)
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (460,675)   $  (278,349)
    Adjustments to reconcile net loss to net cash
    from operating activities:
        Depletion, depreciation and impairment                                    63,770         89,688
        Amortization of debt discount                                             11,782           --
        Common stock, warrants and options issued for services                   134,613         11,910
    Changes in assets and liabilities:
            Accounts receivable                                                    3,418         17,072
            Accounts payable and accrued expenses                                 73,420         81,649
            Oil and gas revenues payable                                           2,289          7,508
            Due to related parties                                                91,210         (3,750)
            Other                                                                   --          (18,226)
                                                                             -----------    -----------
                  Net cash used by operating activities                          (80,173)       (92,518)



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of oil and gas properties                                           (28,990)      (233,599)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    --          242,784
    Repayments of long-term debt                                                  (1,012)       (85,437)
    Proceeds from sales of common stock                                             --          170,356
    Proceeds from sales of preferred stock                                        50,000           --
                                                                             -----------    -----------
                  Net cash provided by financing activities                       48,988        327,703
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                  (60,175)         1,586
CASH, beginning of the period                                                     62,575            721
                                                                             -----------    -----------
CASH, end of the period                                                      $     2,400    $     2,307
                                                                             ===========    ===========

SUPPLEMENTAL INFORMATION
    Cash paid during period for interest                                     $       197    $    38,622
                                                                             ===========    ===========



NOTES TO FINANCIAL STATEMENTS

    See notes to financial statements included in the Company's 1999 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF JUNE 30, 2000 QUARTER TO JUNE 30, 1999 QUARTER

      Revenues of $51,688 were $9,815 or 23% higher than 1999. The increase was due to higher average oil and gas prices.

      Production expense of $48,220 was $36,502 or 311% higher than 1999. The production expense was higher due to work being done on wells in South Texas that was expensed.

      Depletion and depreciation expenses of $31,885 were $13,000 or 29% lower than 1999. The reduction was due to an increase in reserves resulting from higher oil and gas prices.

         General and Administrative expense of $277,282 was $152,845 or 122% higher than 1999. The expenses were higher due to issuing stock and warrants valued at $135,000 for financial services. Actual cash expenses for the quarters were similar.

      Interest expense of $12,555 was $4,330 or 26% lower than 1999. The difference was due to a lower level of debt in the 2000 quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

      Revenues of $83,508 were $4,741 or 5% lower than 1999. The decrease was due to lower production from the South Texas properties in the first quarter even with higher average oil and gas prices.

      Production expense of $68,470 was $36,102 or 115% higher than 1999. The production expense was higher due to work being done on wells in South Texas that was expensed.

      Depletion and depreciation expenses of $63,770 were $25,898 or 29% lower than 1999. The reduction was due to lower production from the South Texas properties and an increase in reserves resulting from average higher prices.

         General and Administrative expense of $380,475 was $149,380 or 65% higher than 1999. The expenses were higher due to issuing stock and warrants for financial services. Actual cash expenses for the quarters were similar.

      Interest expense of $31,822 was $7,738 or 20% lower than 1999. The difference was due to a lower level of debt in the 2000 quarter.

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

LIQUIDITY

      Cash flows provided a decrease of $60,175 leaving a cash balance of $2,400 at June 30, 2000. Net cash used by operating activities was $80,173 due primarily to the net loss of $460,675, offset by non cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $28,890 which was primarily for the purpose of purchasing oil and gas properties. Financing activities provided $48,988 which was repayment of debt and sale of securities.

      During the six months ended June 30, 2000, the Company exchanged debt, accounts payable and accrued interest totalling approximately $510,000 for common stock.

      At June 30, 2000, the Company had a working capital deficit of $637,082 and a debt to equity ratio of approximately .43 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

SUBSEQUENT EVENTS

      The Company has continued its program of exchanging securities for debt and payables. Through August 14, 2000, an additional 14,375 of debt and $80,451 in payables had been exchanged for equity.

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

ITEM 2.          CHANGES IN SECURITIES

      During the Quarter ended June 30, 2000, the Company issued 1,027,661 shares of common stock, $.01 par value and 6,250 shares of Series B preferred stock, $.05 par value. None of the securities were registered.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

      The Company was in default on $214,375 principal value of notes payable and $20,451 in accrued interest on these notes payable as of June 30, 2000.

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

Date:  August 16, 2000
       ---------------
                                        EMPIRIC ENERGY, INC.

                                          By: /s/ Clyde E. Skeen
                                              ----------------------------------
                                           Clyde E. Skeen
                                           Chief Financial Officer


                                          By: /s/ James J. Ling
                                              ----------------------------------
                                           James J. Ling
                                           Chairman and Chief Executive Officer


                                          By: /s/ R. Renn Rothrock, Jr.
                                              ----------------------------------
                                           R. Renn Rothrock, Jr.
                                           President and Chief Operating Officer