Form 10QSB
period 2000-09-30
EMPIRIC ENERGY INC
filed 2000-11-20
CIK 921182

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended Septrmber 30, 2000
                                                    ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _______ to _______.


                         Commission file number 1-13162

                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter)



                Texas                                      75-2455467
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

         14677 Midway Rd, Suite 207
               Addison, Texas                                   75001
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

As of November 15, 2000 the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $9,821,446.
As of November 15, 2000 the number of shares outstanding of the Registrant's common stock was 11,976,757.

Transitional Small Business Disclosure Format                   Yes    No X
                                                                   ---   ---

Page 1 of 9 pages contained in the sequential number system. The Exhibit Index is on Page 2 of the sequential
--------------------------------------------------------------------------------

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I
      Item 1.  Financial Statements........................................... 3
      Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................. 7
PART II
      Item 1.  Legal Proceedings.............................................. 9
      Item 2.  Changes in Securities.......................................... 9
      Item 3.  Defaults Upon Senior Securities................................ 9
      Item 4.  Submission of Matters to a Vote of Securities Holders.......... 9
      Item 5.  Other Information.............................................. 9
      Item 6.  Exhibits and Reports on Form 8-K............................... 9
SIGNATURE PAGE................................................................ 9



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



                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET
                                                                             September 30,     December 31,
                    ASSETS                                                        2000             1999
                    ------                                                   -------------    -------------
                                                                               (Unaudited)

CURRENT ASSETS:

         Cash                                                                $     185,285    $      62,575
         Oil and gas sales receivable, net of allowance of doubtful
                  accounts of $24,244 and $24,244 respectively                      19,603           45,047
                                                                             -------------    -------------
                  Total current assets                                             204,888          107,622

PROPERTY AND EQUIPMENT:

         Oil and gas properties (full cost method):

            Unproved leasehold costs                                               234,089          179,609

            Proved leasehold costs and well equipment                            4,912,453        4,658,398

         Less accumulated depletion, depreciation and impairment                (2,664,919)      (2,603,395)
                                                                             -------------    -------------
                  Net property and equipment                                     2,481,623        2,234,612

OTHER FURNITURE AND EQUIPMENT, net of accumulated
depreciation of $30,230 and $26,861 respectively                                     4,280            7,649

DEPOSITS                                                                             5,023            3,281
                                                                             -------------    -------------
                           Total assets                                      $   2,695,814    $   2,353,164
                                                                             =============    =============





                   LIABILITIES AND STOCKHOLDER'S EQUITY                  September 30,   December 31,
                   ------------------------------------                       2000           1999
                                                                          -----------    -----------
                                                                          (Unaudited)

CURRENT LIABILITIES

         Current portion of long-term debt, including related parties     $    55,000    $   371,602

         Accounts payable and accrued expenses                                188,667        298,250

         Accrued interest payable, including related parties                    2,074         29,486

         Oil and Gas revenues payable                                          34,970         11,962

         Due to related parties                                                97,769        114,540
                                                                          -----------    -----------
                                    Total current liabilities                 378,480        825,840

LONG- TERM DEBT, net of current portion, including related parties               --          223,849

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

         Series A Convertible preferred stock, no par value, $575,000
                  liquidation preference                                       43,168         43,168

         Series B Convertible Preferred stock, $.05 par value, $50,000
                  liquidation preference                                          313           --

         Series C Convertible Preferred stock, $.05 par value, $350,000
                  Liquidation preference                                        2,800           --

         Common stock, $.01 par value, 20,000,000 shares authorized;
                  11,180,163 and 9,046,027 issued and
                  outstanding, respectively                                   111,802         90,461

         Common stock subscribed, 472,500 shares and 56,475 shares,
                  respectively                                                  4,725
                                                                                                 469
         Additional paid-in capital                                         7,461,033      5,882,146

         Receivables                                                          (74,061)       (99,061)

         Obligation to repurchase treasury stock                                 --          (11,875)

         Accumulated deficit                                               (5,232,446)    (4,601,833)
                                                                          -----------    -----------
                                    Total stockholders' equity              2,317,334      1,303,475
                                                                          -----------    -----------
                           Total liabilities and stockholders' equity     $ 2,695,814    $ 2,353,164
                                                                          ===========    ===========




                              EMPIRIC ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                   Nine Months Ended              Three Months Ended
                                               September       September       September       September
                                                30, 2000        30, 1999        30, 2000        30, 1999
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                             ------------    ------------    ------------    ------------
REVENUE:

   Oil and gas sales                         $     91,658    $    139,592    $      8,150    $     51,343

COSTS AND EXPENSES:
         Production Expense                        96,723          83,527          28,253          51,156

         Depletion and Depreciation                64,893         134,553           1,123          44,885

         General and Administrative               574,744         419,960         194,269         188,929
                                             ------------    ------------    ------------    ------------
              Total Costs and Expenses            736,360         638,040         223,645         284,970



OTHER INCOME (EXPENSE):

         Consulting Income                            354             945            --              --

         Other Income                              47,295          62,649          47,295          37,500

         Interest Expense                         (33,560)        (54,253)         (1,738)        (14,630)
                                             ------------    ------------    ------------    ------------
              Total other income (expense)         14,089           9,341          45,557          22,870


NET LOSS                                     $   (630,613)   $   (489,107)   $   (169,938)   $   (210,757)
                                             ============    ============    ============    ============


BASIC AND DILUTED                            $       (.07)   $       (.06)   $       (.02)   $      (0.02)
NET LOSS PER SHARE
                                             ============    ============    ============    ============


WEIGHTED AVERAGE                                9,418,644       8,148,844      10,670,374       8,445,980
SHARES OUTSTANDING
                                             ============    ============    ============    ============




                              EMPIRIC ENERGY, INC.
                             STATEMENT OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                             September 30,   September 30,
                                                                                 2000            1999
                                                                              (Unaudited)     (Unaudited)
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(630,613)      $(489,107)
    Adjustments to reconcile net loss to net cash from operating activities:
        Depletion, depreciation and impairment                                    64,893         134,553
        Amortization of debt discount                                             11,782            --
        Common stock, warrants and options issued for services                   176,227          99,335
    Changes in assets and liabilities:
            Accounts receivable                                                   25,453         (33,247)
            Accounts payable and accrued expenses                                 21,551         172,270
            Oil and gas revenues payable                                          23,008          (1,004)
            Due to related parties                                               102,532          (3,750)
            Other                                                                 70,114          (3,693)
                                                                               ---------       ---------
                  Net cash used by operating activities                         (135,053)       (124,643)



CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of oil and gas properties                                          (107,775)       (343,363)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    --           342,784
    Repayments of long-term debt                                                  (1,012)        (85,437)
    Proceeds from sales of common and preferred stock                            366,550         400,405
                                                                               ---------       ---------
                  Net cash provided by financing activities                      365,538         657,752
                                                                               ---------       ---------

NET INCREASE (DECREASE) IN CASH                                                  122,710         189,746
CASH, beginning of the period                                                     62,575             721
                                                                               ---------       ---------

CASH, end of the period                                                          185,285       $ 190,467
                                                                               =========       =========
SUPPLEMENTAL INFORMATION
    Cash paid during period for interest                                       $   1,634       $  53,252
                                                                               =========       =========

    Conversion of liabilities to common and preferred stock                    $ 801,658       $    --
                                                                               =========       =========

    Issuance of stock to acquire oil and gas properties                        $ 200,760       $    --
                                                                               =========       =========

    Stock Dividends                                                            $  43,750       $    --
                                                                               =========       =========


NOTES TO FINANCIAL STATEMENTS

     See notes to financial statements included in the Company's 1999 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF SEPTEMBER 30, 2000 QUARTER TO SEPTEMBER 30, 1999 QUARTER

     Revenues of $8,150 were $68,074 or 88% lower than 1999. The decrease was due to our South Texas properties being shut in from July 1 to September 29, due to the gas transportation pipeline being shut in. Gas production resumed September 29.

     Production expense of $28,253 was $22,903 or 45% lower than 1999. The production expense was lower due to the properties being shut in as described above.

     Depletion and depreciation expenses of $1,123 were $43,762 or 97% lower than 1999. The reduction was due to the properties being shut in and an increase in management's estimate of reserves.

     General and Administrative expense of $194,269 was $5,340 or 3% higher than 1999.

     Interest expense of $1,738 was $12,892 or 88% lower than 1999. The difference was due to a lower level of debt in the 2000 quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO SEPTEMBER 30, 1999

     Revenues of $91,658 were $47,934 or 34% lower than 1999. The decrease was due to production from the South Texas properties being shut in for the quarter.

     Production expense of $96,723 was $13,196 or 16% higher than 1999. The production expense was higher due to work being done on wells in South Texas that was expensed.

     Depletion and depreciation expenses of $64,893 were $69,660 or 52% lower than 1999. The reduction was due to lower production from the South Texas properties and an increase in management's estimates of reserves.

     General and Administrative expense of $574,744 was $154,784 or 37% higher than 1999. The expenses were higher due to issuing stock and warrants for financial services and a reduction in revenue accruals. Actual cash expenses for the quarters were similar.

     Interest expense of $33,560 was $20,693 or 38% lower than 1999. The difference was due to a lower level of debt in 2000.

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

LIQUIDITY

     Cash flows provided an increase of $122,710 leaving a cash balance of $185,285 at September 30, 2000. Net cash used by operating activities was $135,053 due primarily to the net loss of $630,613, offset by non cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $107,775 which was primarily for the purpose of purchasing oil and gas properties. Financing activities provided $365,538 which was primarily from sale of securities.

     During the nine months ended September 30, 2000, the Company exchanged debt, accounts payable and accrued interest totalling approximately $801,000 for common and preferred stock.

     At September 30, 2000, the Company had a working capital deficit of $173,592 and a debt to equity ratio of approximately .16 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.


SUBSEQUENT EVENTS

     The Company has continued its program of exchanging securities for debt and payables.

     During September, 2000 the Company acquired a 13% working interest in 1,086 acres of oil and gas leases in the South Thornwell Field in South Louisiana with a combination of cash and stock. The leases have four non-producing wells on the property, all of which have produced in the past. There are also a minimum of three drilling locations, which would probably be classified as development wells. The company plans to re-enter the four wells to re-complete them in zones varying from 12,450 ft to 15,200 ft. The first re-entry is currently being completed at 12,450 ft after evaluation logs were run to 13,800 ft. The logs indicated two potential producing zones at 12,450 ft and 13,800 ft. Plans are to move to a second well on the lease immediately after re-completing the first well and re-complete in the 13,800 ft zone. In early November, the Company acquired an additional 5% working interest in the project with common stock.

     Similar wells in the South Thornwell Field have produced at rates varying from 5 million cubic feet and 200 barrels per day to as high as 15 million cubic feet and 500 barrels per day. There can be no assurance that the wells to be re-completed will achieve the same or similar rates.

     In early October, 2000, one of the founding members of the Board of Directors, Clyde E. Skeen, died. He had served faithfully from inception of the Company until the day of his death. In addition, he served as Chief Financial Officer and Secretary of the Company during the entire period. His duties as an officer will be shared by the remaining executive officers, James J. Ling and Renn Rothrock, Jr. until a replacement can be found.


STRATEGY, BUSINESS PLANS AND NEED FOR THE INFUSION OF CAPITAL



     All of the Company's plans to strengthen its financial capability for development and growth involve the need for the infusion of capital funds. Sources of financing, involving the issuance of debt and equity securities as well as acquisitions and business combinations with companies in the related energy business, are being investigated. The Company has drafted for consideration before formal release a Private Placement Offering Memorandum involving the issuance of up to $1,500,000 in equity securities consisting of Convertible Preferred Stock, convertible into restricted common stock. No minimums will be included if this financing plan is activated. Seven units totalling $350,000 of these securities have been issued through the date of the filing of this Form 10-QSB for either cash or exchange of debt..

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in litigation in the ordinary course of its business and operations. The Company does not expect the outcome of any current litigation to have a material impact on its financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

     During the Quarter ended September 30, 2000, the Company issued 1,049,600 shares of common stock, $.01 par value and 56,000 shares of Series C preferred stock, $.05 par value. None of the securities were registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company was in default on $15,000 principal value of notes payable as of September 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders, held July 27, 2000 at the offices of the Company, there were two matters submitted to a vote of security holders. James J. Ling, Renn Rothrock, Jr. and Clyde E. Skeen were re-elected as Directors of the Company to serve until the next annual meeting and Hein + Associates, LLP was confirmed as Independent Auditors of the Company for the year 2000.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     There were no reports filed on Forms 8-K.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 17, 2000
     -------------------
                                  EMPIRIC ENERGY, INC.




                                  By: /s/ James J. Ling
                                     -------------------------------------
                                      James J. Ling
                                      Chairman and Chief Executive Officer


                                  By: /s/ R. Renn Rothrock, Jr.
                                     -------------------------------------
                                      R. Renn Rothrock, Jr.
                                      President and Chief Operating Officer