Form 10KSB
period 2000-12-31
EMPIRIC ENERGY INC
filed 2001-04-16
CIK 921182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            Annual Report Under Section 13 or 15(d) of the Securities
                       Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended: December 31, 2000

                         Commission file number #1-13162



                              EMPIRIC ENERGY, INC.
                 (Name of small business issuer in its charter)

                 Delaware
    (State or other jurisdiction of                      75-2455467
     incorporation or organization)          (IRS Employer Identification No.)


      14677 Midway Road, Suite 207
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

As of March 29, 2001, the aggregate market value at voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board, was $1,325,734.

As of March 29, 2001, the number of shares outstanding of the Registrants' common stock was 13,767,888.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-KSB


PART I.                                                                   PAGE #

  Item 1.   Description of Business............................................1

  Item 2.   Description of Property............................................2

  Item 3.   Legal Proceedings..................................................4

  Item 4.   Submission of Matters to a Vote of Security Holders................4

PART II.

  Item 5.   Market for Common Equity and Related Stockholder Matters...........5

  Item 6.   Management Discussion and Analysis of
               Financial Condition and Results of Operations...................5

  Item 7.   Financial Statements...............................................7

  Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............................7

PART III.

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act...............8

  Item 10.  Executive Compensation.............................................8

  Item 11.  Security Ownership of Certain Beneficial Owners
               and Management..................................................9

  Item 12.  Certain Relationships and Related Transactions.....................9

  Item 13.  Exhibits and Reports on Form 8-K..................................10

SIGNATURE PAGE................................................................10

                                     PART I.

ITEM I.       DESCRIPTION OF BUSINESS

Background - From Inception to Present
--------------------------------------

         The Company is an independent oil and gas exploration and production company with leasehold properties in the Hugoton Panhandle Field (the "Panhandle Field"), Jefferson Davis Parish, Louisiana, Pennsylvania and South Texas.

         On March 21, 1996, the Company signed an agreement with Westar Energy, Inc. ("Westar") to take part in a joint venture drilling program to be drilled in "segments". The number of wells to be drilled in each "segment" were to be mutually agreed upon between the parties. The drilling program was accomplished on leases owned by Westar in Indiana and Westmoreland Counties, Pennsylvania. Empiric received up to 55% working interest in the eight wells, seven of which have been successfully completed and were on production at December 31, 2000. The Company financed its portion of the drilling and completion costs of the first eight wells by obtaining outside investors and entered into an agreement wherein the Company will retain 20% of the revenues and the investors will receive 80% until the investors receive up to 117% of their investment, at which time the revenues will be split 50/50 for the remaining production life of the wells. The above formal agreement with Westar is no longer in effect.

         In April, 1998 the Company acquired 16 producing wells and four newly drilled wells located on approximately 18,000 acres in Zavala County, Texas. Initial production rates and tests were very promising and the Company expected to utilize a financial commitment to begin a drilling program on the remaining acreage. Unfortunately, the investor was unable to fulfill his commitment and the drilling program did not materialize. As of December 31, 2000, there are eight producing wells in Zavala County, Texas.

Offshore Well
-------------

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

Louisiana Acquisition
---------------------

(See ITEM 2. DESCRIPTION OF PROPERTY - Oil and Gas Properties - Louisiana Acquisition)


         The Company is also actively seeking the acquisition of additional producing and non-producing oil and gas leases directly or through the acquisition of or business combinations with all or a portion of energy-related companies or properties. (See Planned Activities.)

ITEM 2.    DESCRIPTION OF PROPERTY

Oil and Gas Properties
----------------------

         The following is a description of the Company's natural resource properties. The Company has no agreement for sales of oil and gas to foreign governments or authorities.

         The Company has interests in oil and gas leases and wells in the South Thornwell Field located in Jefferson Davis Parish, Louisiana, the Panhandle Field of Texas, primarily in Moore and Potter Counties, and in Zavala and Frio Counties, Texas, as well as in Indiana and Westmoreland Counties, Pennsylvania.

Louisiana Acquisition
---------------------

         SOUTH THORNWELL FIELD. The Company has a thirty percent working interest (30% working interest) in the South Thornwell Field in Jefferson Parish, Louisiana. The 30% working interest is an approximate 850 acres, out of a 6,000 acre field. The Thornwell Field has produced approximately 3 trillion cubic feet of gas to date. According to Shell Oil Company interpretation of 3D seismic, there remains in excess of 323 Bcf of gas located in five pay zones.

         The LDC Operating, Inc. lease (30% working interest owned by Empiric Energy, Inc.) includes the highest point of the structure which gives LDC access to 60% of the remaining gas reserves. This represents a substantial source of production for Empiric's 30% working interest ownership in the field.

         LDC Operating, Inc. believes there are a minimum of five re-entry/workover prospects, of which Empiric has successfully completed the workover of the Lyons #A-1 well, which based upon the initial testing, the Company believes the production to be significant. The completion of a second well, the Lyons #A-2, has been delayed due to mechanical problems, which should be resolved in April 2001. Production from the Lyons #A-2 will be at approximately 12,800 ft., with production results, expected by management to be similar to the Lyons #A-1 well. A third well site has been prepared and work on that well will commence within a few days after the completion of the Lyons #A-2 well. Empiric has prepaid its 30% working interest for the third well.

         LDC Operating, Inc. believes there are at least five "offset" locations, with potential production at 15,000 feet, ranging in the 20 to 25 MMcfpd, with reserves of 25 to 40 Bcf. This estimate is based on wells previously drilled and completed in that area. Estimated cost to drill and complete these wells will be in the $4.0 to $7.0 million range.

         Empiric, in conjunction with the operator and outside participants, intends to examine the possibility of drilling the most promising 15,000 ft. prospect in the near future. Empiric is also examining the possibility of acquiring additional leasehold acreage in that area.

         PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas.

         In October 1997, the Company sold all its working interest only in the Baker lease of its West Texas Panhandle production properties (approximately 580 acres) and granted a two year option to sell its leasehold interest in approximately 13,500 non-producing acres for total consideration of approximately $230,000. The option expired in October, 1999. The Company expects to begin development of this property in the year 2001, including a workover program for approximately 10 wells.

         PENNSYLVANIA PROPERTIES. (See Westar Energy, Inc. above.)

         SOUTH TEXAS PROPERTIES. The Company owns interests, varying from 33% to 51%, in 12 producing wells in Zavala County, Texas. The gas is gathered by Frio Pipeline Company and is sold into markets and delivered into the Houston Ship Channel area. All production is shallow, less than 3,000 feet and there are additional locations on the properties available for drilling. A workover program covering five wells will commence in the near future.

Planned Activities
------------------

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

Productive Well Summary
-----------------------

         The following table sets forth certain information regarding the Company's ownership, as of December 31, 2000, of productive wells in the areas indicated.


                                           PRODUCTIVE WELLS
                                  OIL             GAS             TOTAL
                             GROSS    NET    GROSS    NET     GROSS     NET
                            ------  ------  ------  ------   ------   ------
Texas
     Zavala County             4.0    1.6     8.0     3.9      12.0     5.5
Pennsylvania (1)                 0      0     7.0     4.0       7.0     4.0

                  Totals       4.0    1.6    15.0     7.9      19.0     9.5

(1) Assumes approximately 54% working interest remaining after all costs and "back-ins".

Acreage
-------

         The following table sets forth certain information regarding the Company's developed and undeveloped leasehold acreage as of December 31, 2000.


                               DEVELOPED      UNDEVELOPED          TOTAL
                             GROSS    NET    GROSS    NET     GROSS     NET
                            ------  ------  ------  ------   ------   ------
Louisiana                        0      0      850     255      850      255
South Texas                    480    220   17,202   8,248   17,692    8,468
Richmond Acreage               -0-    -0-   21,535  13,211   21,535   13,211

         Total                 480    220   39,587  21,714   40,127   21,394

NOTE: Does not include Pennsylvania properties in which Empiric owns working interest in the well bores only.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not involved in any litigation in the ordinary course of its business and operations and is not aware of any upcoming litigations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to the vote of security holders through the date of this report.

                                    PART II.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board (Symbol:
EMPE) for the periods indicated in 1999, 2000 and the first quarter of 2001 regarding the OTC market.


                                             HIGH        LOW        CLOSE
                                VOLUME       TRADE      TRADE       TRADE
                                ------      ------     ------      ------

      1999
      First Quarter             128,000     0.5600     0.3800      0.3100
      Second Quarter            614,900     0.9375     0.2188      0.3125
      Third Quarter           1,535,500     1.4375     0.2182      1.4375
      Fourth Quarter            884,700     1.6250     0.5312      0.9688

      2000
      First Quarter             568,700     1.0625     0.5625      0.6094
      Second Quarter            697,100     0.9375     0.4062      0.4062
      Third Quarter             797,400     0.5312     0.2812      0.4219
      Fourth Quarter          1,653,500     1.3125     0.4062      1.0000

      2001
      First Quarter           1,165,200     1.0938     0.3125      0.5000

As of March 31, 2001, there were approximately 627 record and beneficial holders of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2000 to 1999

         The following schedule sets forth in summary form the financial results of operations of the Company for the years ended December 31, 1999 and 2000.


     YEAR           REVENUES              NET LOSS
     ----          ---------           -------------
     1999          $ 199,732           $   (967,710)
     2000          $ 126,218           $ (2,045,423)

         Revenues of $126,218 in 2000 were $73,514 or 37% lower than during 1999. The reduction was due to lower production volumes due to interruptions of production caused by an operator and a pipeline company even though average prices for oil and gas were higher in 2000 than in 1999.

         Production expense of $117,367 in 2000 was $65,821 or 36% lower than 1999. The decrease was consistent with the decrease in revenues.

         Depletion and depreciation expenses of $173,468 in 2000 were $10,261 or 6.0% higher than 1999. The increase was due primarily to higher depletion due to lower reserve volumes estimated at December 31, 2000.

         There was no impairment expense for 1999 compared to $559,915 in 2000. The difference is due to the lower estimated reserve volumes for 2000 that created an impairment of the Company's full cost pool.

         There was no bad debt expense for 2000 compared to $24,244 in 1999. Bad debt expense in 1999 was due a change in the sale of gas to a pipeline which has been acquired by an unrelated third party purchaser. The uncollected revenue more than 120 days old at December 31, 1999 was fully reserved.

         There was no equity compensation expense for 1999 compared to $690,000 in 2000. In 1999, the Company modified the exercise price of its options to purchase common stock which changed the nature of the options from fixed to variable. Accounting for variable options requires that an expense be recorded based on the fair market value of the underlying common stock at period end. At December 31, 2000, the quoted trading value of the Company's common stock exceeded the modified exercise price of the options.

         General and Administrative expense of $589,971 was $194,373 or 25% lower than 1999. The difference was primarily due to the Company reducing expenses and staff in 2000 due to limited funds.

         There was no other income in 2000 compared to $64,130 in 1999. The difference was due primarily to the Company collecting during 1999 a note receivable that had been previously fully reserved.

         Interest expense of $40,920 was $35,669 or 46% lower than 1999. The difference was due to a lower level of debt in 2000 than in 1999.

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

Liquidity
---------

         Cash flows provided an increase of $153,591 for 2000 leaving a cash balance of $216,166 at December 31, 2000. Net cash used by operating activities was $223,868 due primarily to the net loss of $2,045,423, offset by non cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $417,320 which was primarily for the purchase of oil and gas properties. Financing activities, which included the net proceeds from the sales of common stock, provided cash of $794,779 which was used to support the operating and investing activities described above.

         During the year 2000, the Company issued the following securities which were outstanding at the end of the year:


               4,105,361 Common Shares, par value $0.01

                  25,000 Series 'B' Convertible Preferred Stock, par value $0.05

                  74,450 Series 'C' Convertible Preferred Stock, par value $0.05

                  50,000 Class 'D'  Warrants,  each allowing the purchase of one
                         Common share at $1.50 until May 13, 2001

                 250,000 Class 'F' Warrants,  each  allowing the purchase of one
                         Common share at $0.75 until April 2005

                  48,000 Redeemable  Class  'F'  Warrants,  each   allowing  the
                         purchase of one Common share at $2.50 until September 2003

         The Common Shares were issued at prices from $0.34 to $1.00 and were issued for cash, oil and gas properties, components of debt, services and interest. None of the above securities were registered.

         As of December 31, 2000, the Company had working capital deficit of $68,391. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow as set forth in the Planned Activities section above.

ITEM 7.       FINANCIAL STATEMENTS

         The following financial statements are included as part of this Form 10-KSB following the signature page:

                                                                            Page
  Independent Auditors Report as of December 31, 2000 and 1999...............F-1
  Balance Sheet - December 31, 2000..........................................F-2
  Statements of Operations - Years ended December 31, 2000 and 1999..........F-3
  Statements of  Changes in Stockholder's Equity.............................F-4
  Statements of Cash Flow - Years ended December 31, 2000 and 1999...........F-5
  Notes to Financial Statements......................................F-6 to F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company has one executive officer and director, James J. Ling, Chairman, Chief Executive Officer and Acting Chief Financial Officer. Following is a brief summary of the business background and experience of Mr. Ling.

         James J. Ling, age 78, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                  COMMON STOCK &
NAME/POSITION         FISCAL YEAR     SALARY(1)(2)     BONUS*     STOCK OPTIONS
-------------         -----------     ------------     ------     --------------
James J Ling(1)           1999         $ 120,000         -0-        $ 121,000
                          2000         $ 120,000         -0-            -0-

Renn Rothrock, Jr.        1999         $ 120,000      $ 20,000      $ 150,000
                          2000         $  53,284         -0-        $  25,000

*See Employment Contract Summary.

(1) Mr. Ling does not receive compensation directly from the Company. Under the terms of a management consulting agreement entered into between the Company and Hill Investors, Inc, Hill provides management consulting services for which the Company paid Hill a monthly fee of $7,500 until April 1998 and $10,000 per month until October 2001.

(2) Because of the Company's working capital condition, Hill Investors, Inc. has not received full cash compensation through his company for years 1999 and 2000. The consulting companies, Hill Investors, Inc. has received a note payable for a portion of the consulting fees not paid in cash, which are or have been recorded on the books of the Company.

         In the opinion of Mr. Ling, the fact that he is not compensated through consulting contracts rather than directly from the Company has no adverse effect on his duties and fiduciary obligations to the Company as an officer and director. Mr. Ling devotes substantially all of his time to the business of the Company and is not engaged in significant outside activities.

         Mr. Renn Rothrock, Jr. resigned as President and Director to pursue other opportunities.

1994 Stock Option Plan
----------------------

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

         During 1999 the Board of Directors authorized an additional 300,000 shares to be set aside for issuance under the Plan bringing to 2,250,000 the total shares authorized for the Stock Option Plan. No options were awarded in 1999 or 2000.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock held by the principal Officers and Directors of the Company as of December 31, 2000:


      Name                    Shares Beneficially                    % of Class
      ----                    -------------------                    ----------
                                     Owned
                                     -----

James J. Ling(1)                    861,105                              6.5%

(1) Includes 369,525 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 486,580 shares of Common Stock held by Hill Investors, Inc., owned by the DRL Trust of which Mr. Ling is President.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into a three year management consulting agreement with Hill Investors, Inc. ("Hill") dated October 1, 1998, whereby Hill provides the services of Mr. Ling as Chairman and Chief Executive Officer of the Company for which Hill receives a monthly fee of $10,000. In the event of the death or disability of Mr. Ling during the term of the agreement, the agreement shall automatically terminate or, in the case of a reorganization of the Company during the term of the agreement, the agreement may be terminated at Mr. Ling's option. Upon any such termination for the foregoing reasons such payments s hall continue for a period of 36 months from the date of such termination. Mr. Ling presently devotes the majority of his working time and efforts to the business and affairs of the Company and expects to continue doing so for the foreseeable future. Under the terms of the agreement the Company is obligated to provide to Hill suitable office facilities and to reimburse it for expenses incurred in connection with Hill's or Mr. Ling's services to the Company, including, without limitation, the cost of providing an automobile and health and life insurance for Mr. Ling. Pursuant to the agreement, Hill is obligated to certain covenants of confidentiality and non-competition and is entitled to receive the benefits of indemnification against damages and cost of defense of litigation or claims resulting from certain acts in the course of performance of its or Mr. Ling's management duties as provided for in the Company's By-Laws. This contract will automatically be extended for an additional period of three years from each full year anniversary date unless the Company notifies Mr. Ling to the contrary.

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



By:   /s/  James J. Ling                               Date: April 16 ,2001
     -------------------------------------                  ---------------
     James J. Ling
     Chairman, Chief Executive Officer and
     Acting Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Empiric Energy, Inc.
Dallas, Texas


We have audited the accompanying balance sheet of Empiric Energy, Inc., as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and future working capital requirements are dependent on the Company's ability to generate profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of the Company's oil and gas properties at December 31, 2000 are unproved leasehold costs.




HEIN + ASSOCIATES LLP

Dallas, Texas
March 30, 2001


                              EMPIRIC ENERGY, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
 Cash                                                                       $   216,166
 Oil and gas sales receivable                                                    26,339
                                                                            -----------
             Total current assets                                               242,505

PROPERTY AND EQUIPMENT

 Oil and gas properties (full cost method):
   Unproved leasehold costs                                                   1,790,102
   Proved leasehold costs and well equipment                                  4,709,390
 Less accumulated depletion and impairment                                   (3,332,286)
                                                                            -----------
             Net property and equipment                                       3,167,206

OTHER FURNITURE AND EQUIPMENT, net of accumulated depreciation of $31,354         3,156

DEPOSITS                                                                          1,742
                                                                            -----------

                     Total assets                                           $ 3,414,609
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                          $   110,706
 Accounts payable and accrued expenses                                           37,024
 Payroll taxes payable                                                           69,491
 Oil and gas revenues payable                                                    27,155
 Due to related parties                                                          66,720
                                                                            -----------
                     Total current liabilities                                  311,096

LONG-TERM DEBT, net of current portion                                           13,024

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, no par value,
       $575,000 liquidation preference                                           43,168
   Series B convertible preferred stock, $0.05 par value,
       375,000 shares authorized; 25,000 shares issued and
       outstanding; $200,000 liquidation preference                               1,250
   Series C convertible preferred stock, $0.05 par value,
       240,000 shares authorized; 74,450 shares issued and
       outstanding; $480,000 liquidation preference                               3,723
   Common stock, $.01 par value; 20,000,000 shares authorized;
       13,151,388 shares issued and outstanding                                 131,515
   Common stock subscribed, 37,500 shares                                           375
 Additional paid-in capital                                                   9,675,525
 Receivables                                                                    (74,061)
 Accumulated deficit                                                         (6,691,006)
                                                                            -----------
                     Total stockholders' equity                               3,090,489
                                                                            -----------
                     Total liabilities and stockholders' equity             $ 3,414,609
                                                                            ===========


              See accompanying notes to these financial statements.

                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                   2000            1999
                                              ------------    ------------

REVENUE -
 Oil and gas sales                            $    126,218    $    199,732

COSTS AND EXPENSES:
 Production expense                                117,367         183,188
 Depletion and depreciation                        173,468         163,207
 Impairment of oil and gas properties              559,915            --
 Bad debt expense                                     --            24,244
 Equity compensation expense                       690,000            --
 General and administrative                        589,971         784,344
                                              ------------    ------------
          Total costs and expenses               2,130,721       1,154,983

OTHER INCOME (EXPENSE):
 Other income                                         --            64,130
 Interest expense                                  (40,920)        (76,589)
                                              ------------    ------------
          Total other income (expense)             (40,920)        (12,459)
                                              ------------    ------------

NET LOSS                                        (2,045,423)       (967,710)

DIVIDENDS APPLICABLE TO PREFERRED STOCK            (43,750)           --
                                              ------------    ------------


NET LOSS APPLICABLE TO COMMON STOCK           $ (2,089,173)   $   (967,710)
                                              ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE   $      (0.20)   $      (0.12)
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,353,000       8,319,000
                                              ============    ============




              See accompanying notes to these financial statements.


                              EMPIRIC ENERGY, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000




                                                                                            Common Stock
                                                               Common Stock                  Subscribed             Preferred
                                                          Shares         Amount         Shares        Amount          Stock
                                                       -----------    -----------    -----------    -----------    -----------

BALANCES, January 1, 1999                                7,625,353    $    76,254           --      $      --      $    43,168


Equity instruments issued in the purchase of oil and
   gas properties                                           75,000            750           --             --             --

Cancellation of common stock issued for purchase
   of oil and gas properties                               (61,500)          (615)          --             --             --

Common stock issued for services and interest
                                                           220,000          2,200           --             --             --

Common stock issued for cash                               943,100          9,431           --             --             --

Common stock issued for receivable                          50,000            500           --             --             --

Conversion of notes payable to common stock
                                                           194,074          1,941           --             --             --

Common stock subscribed                                       --             --           46,875            469           --

Net loss                                                      --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 1999                              9,046,027         90,461         46,875            469         43,168

Issuance of common stock subscribed                         46,875            469        (46,875)          (469)          --

Common stock, preferred stock and warrants
   issued for cash                                         633,725          6,337           --             --            4,348

Common stock issued for services                           167,800          1,678           --             --             --

Common stock warrants issued for services
                                                              --             --             --             --             --

Change in value of variable stock options                     --             --             --             --             --

Common stock issued in the acquisition of oil and
   gas properties                                        1,617,000         16,170           --             --             --

Conversion of notes payable to common stock,
   preferred stock and warrants                          1,080,744         10,808           --             --              313

Conversion of accounts payable and due related
   party to common stock, preferred stock and
   warrants                                                459,217          4,592           --             --              312

Common stock dividend to Series B preferred
   stock shareholders                                      100,000          1,000           --             --             --

Common stock subscribed                                       --             --           37,500            375           --

Cash received for stock subscription receivable
                                                              --             --             --             --             --

Net loss                                                      --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
BALANCES, December 31, 2000                             13,151,388    $   131,515         37,500    $       375    $    48,141
                                                       ===========    ===========    ===========    ===========    ===========

                                                                       Obligation
                                                                           to
                                                         Additional    Repurchase
                                                          Paid-In       Treasury                    Accumulated
                                                          Capital        Stock       Receivables      Deficit         Total
                                                        -----------   -----------    -----------    -----------    -----------


BALANCES, January 1, 1999                               $ 4,987,884   $   (11,875)   $   (74,061)   $(3,634,123)   $ 1,387,247


Equity instruments issued in the purchase of oil and
   gas properties                                            50,790          --             --           51,540

Cancellation of common stock issued for purchase
   of oil and gas properties                                   --            --             --             --             (615)

Common stock issued for services and interest
                                                            184,206          --             --             --          186,406

Common stock issued for cash                                444,368          --             --             --          453,799

Common stock issued for receivable                           24,500          --          (25,000)          --             --

Conversion of notes payable to common stock
                                                            140,867          --             --             --          142,808

Common stock subscribed                                      49,531          --             --             --           50,000

Net loss                                                       --            --             --         (967,710)      (967,710)
                                                        -----------   -----------    -----------    -----------    -----------
BALANCES, December 31, 1999                               5,882,146       (11,875)       (99,061)    (4,601,833)     1,303,475

Issuance of common stock subscribed                            --            --             --             --             --

Common stock, preferred stock and warrants
   issued for cash                                          706,824          --             --             --          717,509

Common stock issued for services                             87,583          --             --             --           89,261

Common stock warrants issued for services
                                                            115,000          --             --             --          115,000

Change in value of variable stock options                   690,000          --             --             --          690,000

Common stock issued in the acquisition of oil and
   gas properties                                         1,227,995          --             --             --        1,244,165

Conversion of notes payable to common stock,
   preferred stock and warrants                             551,724        11,875           --             --          574,720

Conversion of accounts payable and due related
   party to common stock, preferred stock and
   warrants                                                 296,878          --             --             --          301,782

Common stock dividend to Series B preferred
   stock shareholders                                        42,750          --             --          (43,750)          --

Common stock subscribed                                      74,625          --             --             --           75,000

Cash received for stock subscription receivable
                                                               --            --           25,000           --           25,000

Net loss                                                       --            --             --       (2,045,423)    (2,045,423)
                                                        -----------   -----------    -----------    -----------    -----------
BALANCES, December 31, 2000                             $ 9,675,525   $      --      $   (74,061)   $(6,691,006)   $ 3,090,489
                                                        ===========   ===========    ===========    ===========    ===========


              See accompanying notes to these financial statements.


                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                          2000           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(2,045,423)   $  (967,710)
 Adjustments to reconcile to net cash used by operating activities:
   Depletion, depreciation and impairment                                 733,383        163,207
   Bad debt expense                                                          --           24,244
   Common stock and warrants issued for services                          204,261        186,406
   Change in value of variable stock options                              690,000           --
   Changes in assets and liabilities:
    Accounts receivable                                                    18,708        (23,062)
    Accounts payable and accrued expenses                                  28,522        185,996
    Oil and gas revenues payable                                           15,193          3,000
    Due to related party                                                  129,949         92,809
    Other assets                                                            1,539           --
                                                                      -----------    -----------
                  Net cash used by operating activities                  (223,868)      (335,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of oil and gas properties                                    (417,320)      (288,598)

     Purchase of furniture and equipment                                     --           (3,691)
                                                                      -----------    -----------

                  Net cash used in investing activities                  (417,320)      (292,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                --          325,066
 Repayments of long-term debt                                             (22,730)      (139,612)
 Proceeds from sales and subscription of stock                            817,509        503,799
                                                                      -----------    -----------
                  Net cash provided by financing activities               794,779        689,253
                                                                      -----------    -----------

NET CHANGE IN CASH                                                        153,591         61,854

CASH, beginning of the year                                                62,575            721
                                                                      -----------    -----------

CASH, end of the year                                                 $   216,166    $    62,575
                                                                      ===========    ===========

SUPPLEMENTAL INFORMATION -

 Cash paid during the year for interest                               $     1,668    $    22,170
                                                                      ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITY:
   Purchase of oil and gas properties with equity securities          $ 1,244,165    $    50,925
                                                                      ===========    ===========
   Common stock issued for receivable                                 $      --      $    25,000
                                                                      ===========    ===========
 Conversion of accounts payable to notes payable                      $   125,729    $      --
                                                                      ===========    ===========
 Conversion of due to related party to equity                         $   177,769    $      --
                                                                      ===========    ===========
 Conversion of accounts payable to equity                             $   124,013    $      --
                                                                      ===========    ===========
   Conversion of notes payable to equity                              $   574,720    $   142,808
                                                                      ===========    ===========
 Common stock dividend issued to preferred stockholders               $    43,750    $      --
                                                                      ===========    ===========


             See accompanying notes to these financial statements.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     Empiric Energy, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 1992. The Company is engaged in the acquisition, exploration and development of oil and gas properties, which are located in Texas and Pennsylvania as of December 31, 2000. The Company also has working interests in unproved leasehold acreage in Texas and Louisiana as of December 31, 2000.

     Continued Operations
     --------------------
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered significant recurring losses from operations, and future working capital requirements are dependent on the Company's ability to generate profitable operations. These issues raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently participating in the drilling of two exploratory wells, which management believes have the potential to provide positive cash flow to the Company. The Company may participate in additional wells in the program, but will need to raise additional capital to do so.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Oil and Gas Properties
     ----------------------
     The Company uses the full cost method of accounting for its oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool". Such costs include those related to lease acquisitions, drilling and equipping of productive and non- productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 2000 and 1999, internal costs capitalized into the full cost pool were approximately $53,000 and $63,000, respectively. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties, which are not subject to depletion, are assessed periodically for possible impairment. Any impaired amounts are transferred to the proved oil and gas properties. The Company had no impaired unproved properties as of December 31, 2000.

     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, plus the cost of unproved properties not subject to depletion, less any related income tax effects. During the year ended December 31, 2000, the Company recorded impairment of the full cost pool in the amount of $559,915 based on the full-cost ceiling test. There was no impairment recorded for the year ended December 31, 1999.

     Depletion of proved oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion expense of $168,976 and $158,817 was recorded for the years ended December 31, 2000 and 1999, respectively. Depletion per equivalent mcf of natural gas was approximately $4.02 and $1.13 for the years ended December 31, 2000 and 1999, respectively.

     Other Property
     --------------
     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $4,492 and $4,390 for the years ended December 31, 2000 and 1999, respectively.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Loss Per Share
     --------------
     Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares (such as options, warrants and convertible securities) into consideration. For the years ended December 31, 2000 and 1999, the Company's potential dilutive common shares totaling 2,673,000 and 1,885,000, respectively, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

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

     Stock-Based Compensation
     ------------------------
     The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. See Note 7. Stock options or warrants that are re-priced subsequent to December 15, 1998 are treated as variable stock options beginning on July 1, 2000 as required by Interpretation No. 44 of the Financial Accounting Standards Board, "Accounting for Certain Transactions Involving Stock Compensation".

     Use of Estimates and Certain Significant Estimates
     --------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the assessment of unproved oil and gas properties for impairment and in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

2.  RELATED PARTY TRANSACTIONS
    --------------------------

     Hill Investors, Inc., an affiliate of the chairman of the Company's board of directors, has a consulting agreement with the Company that calls for monthly payments of $10,000 for management consulting services. The agreement expires in October 2001. During the years ended December 31, 2000 and 1999, the Company incurred expense under this agreement of $120,000 per year.

     Clyde Skeen Business Consultants, an affiliate of a deceased Company officer and member of the Company's board of directors, had a month-to-month consulting agreement with the Company until September 2000. During the years ended December 31, 2000 and 1999, the Company incurred expense under this agreement of $31,500 and $42,000, respectively.

     At December 31, 2000, the Company had liabilities to Hill Investors, Inc. and Clyde Skeen Business Consultants that totaled $66,720 for unreimbursed expenses and management fees.

     During 2000, the Company converted total liabilities of $392,848 due officers, directors and family members of officers and directors to common stock of the Company.


                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


3.   LONG TERM DEBT
     --------------

     Long-term debt at December 31, 2000 consisted of the following


Note payable to a bank, interest at 7.25%, monthly payments of interest with principal due upon demand.  Note is collateralized by a $40,000 certificate of deposit  owned  by  a
    stockholder                                                                              $  40,000

Unsecured  note  payable to an individual, interest at 8.0%, principal and interest due at
    maturity of December 1999.  This note is in default at December 31. 2000                    15,000

Other unsecured notes payable, various terms and maturities through December 2002               68,730
                                                                                             ---------

Total notes payable                                                                            123,730
 Less current portion                                                                         (110,706)
                                                                                             ---------
                                                                                             $  13,024
                                                                                             =========


Maturities of long-term debt based on contractual requirements for the years ending December 31, 2001 and 2002 are as follows:


          2001                           $     110,706
          2002                                  13,024
                                         -------------
                                         $     123,730
                                         =============


4.   INCOME TAXES
     ------------

     The Company's deferred tax assets and (liabilities) are composed of the following at December 31, 2000:


Deferred tax assets:
  Difference in bases of oil and gas properties                $     533,000
  Net operating loss carryforward                                  2,756,000
                                                               -------------
Total deferred tax asset before valuation allowance                3,289,000
Valuation allowance                                               (3,289,000)
                                                               -------------
  Net asset                                                    $        --
                                                               =============

  Net change in valuation allowance from December 31, 1999     $    (484,000)
                                                               =============

As of December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $7,655,000 which will expire from 2007 to 2020.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY
     --------------------

     At December 31, 2000, the Company has $575,000 face amount of Series A preferred stock outstanding. Series A preferred stock is denominated in face amounts rather than shares, has no par value, no interest rate, no dividend rate, no voting privileges, a liquidation preference equal to the face amount and is convertible into common stock at a rate of $3.33 per share of common stock. There is $1,150,000 of face amount authorized for the Series A convertible preferred stock. Due to the features of the Series A convertible preferred stock, the Company recorded its value based on the fair market value of the underlying convertible shares of common stock at the time of issuance in 1998 of $43,168.

     During 2000, the Company designated Series B and C convertible preferred stock. Each series of convertible preferred stock has a par value of $0.05 per share, no interest rate, no voting privileges, a one-time common stock dividend, a liquidation preference and is convertible into common stock.

     Series B convertible preferred stock is entitled to a one-time minimum dividend of two shares of common stock for each share of Series B convertible preferred stock outstanding. A stock dividend of 100,000 shares of common stock was issued in September 2000 to the Series B convertible preferred stockholders. This dividend was recorded at the quoted trading price per share of the common stock at the date of the transaction. Additionally, Series B convertible preferred stock is convertible into common stock at a rate of $1.00 per share of common stock for each $1.00 of liquidation value. Series B convertible preferred stock is callable for conversion at the Company's option any time after the common stock dividend is paid or at the end of one year which will range from June to August 2001. As of December 31, 2000, the Company had 25,000 shares of Series B convertible preferred stock outstanding with a liquidation preference of $200,000, convertible into 200,000 shares of common stock.

     Series C convertible preferred stock is entitled to a one-time dividend of common stock of an entity that the Company had intended to enter into a stock exchange with during 2000 or 2001. This stock exchange has not occurred and the letter of intent has expired. Additionally, Series C convertible preferred stock is convertible into common stock at a rate of $2.00 per share of common stock for each $1.00 of liquidation value. Series C convertible preferred stock is callable for conversion at the Company's option any time after the common stock dividend is paid or at the end of one year which will range from October to December 2001. As of December 31, 2000, the Company had 74,450 shares of Series C convertible preferred stock outstanding with a liquidation preference of $480,000, convertible into 240,000 shares of common stock.

     As of December 31, 2000, the Company has a receivable of $74,061 from a related entity located in Canada. The Canadian entity has no significant assets or operations other than its holding of approximately 130,000 shares of common stock of the Company. Management anticipates that the amount of the receivable will be used by the Company to purchase the common stock held by the Canadian entity and the common stock will be placed into treasury.

     During 1998, the Company designated Series B and C warrants to purchase common stock. The Series B warrants have an exercise price of $2.50 per share of common stock and expire three years from the date of grant. The Series C warrants have an exercise price of $3.00 per share of common stock and expire four years from the date of grant. As of December 31, 2000, there are 27,500 and 15,000 warrants outstanding for the Series B and Series C warrants, respectively. There were no Series B warrants or Series C warrants exercised during the year ended December 31, 2000. During 1999, 299,490 and 200,000 of the Series B and Series C warrants respectively, were canceled as described below.

     During 1999, the Company designated Series D and E warrants to purchase common stock. The Series D warrants have an exercise price of $1.50 per share of common stock and can be exercised until May 2001. The Series E warrants have an exercise price of $2.00 per share of common stock and can be exercised until May 2002. These warrants may be called by the Company at $0.10 (Series D) and $0.15 (Series E) per warrant if the Company's common stock trades for $1.88 (Series D) and $2.50 (Series E) per share for ten consecutive days. As of December 31, 2000, there are 349,990 and 200,000 warrants outstanding for the Series D and Series E warrants, respectively. There were no Series D warrants

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


     or Series E warrants exercised during the year ended December 31, 2000. During the year ended December 31, 2000, 50,000 Class D warrants were issued by the Company in connection with the issuance of the Series B convertible preferred stock.

     During 1999, 299,490 and 200,000 of the Series B and Series C warrants, respectively, issued on a property acquisition in 1998, were canceled by the Company. The warrant holders were given identical amounts of Series D and Series E warrants. The fair value of the warrant modification, as determined by the Black-Scholes options pricing model, of $23,415 was recorded to the full cost pool during the year ended December 31, 1999.

     During 2000, the Company designated two new series of warrants to purchase common stock. The Series F warrants have an exercise price of $0.75 per share of common stock and can be exercised until April 2005. The Redeemable Series F warrants have an exercise price of $2.50 per share of common stock and can be exercised until September 2003. The Redeemable Series F warrants may be called by the Company for $0.25 per warrant if the Company's common stock trades for $3.13 per share for ten consecutive days. During the year ended December 31, 2000, there were 250,000 Series F warrants issued as described below and 48,000 Redeemable Series F warrants issued in connection with the issuance of the Series C Convertible Preferred Stock. All of the Series F and redeemable Series F warrants were outstanding at December 31, 2000.

     During 2000, the Company issued 250,000 Series F warrants to a financial consulting company. The fair value of the warrants as determined by the Black-Scholes option pricing model of $115,000 was recorded as an expense during the year ended December 31, 2000.

     During 2000, the Company issued 167,800 shares of common stock in exchange for services that were recorded as expense for the year ended December 31, 2000 in an amount equal to the respective quoted trading prices per share at the dates of the transactions.

     During 2000, the Company issued 1,617,000 shares of common stock in exchange for an interest in unproved leases and properties in Louisiana. The value of the stock as determined by the quoted trading prices on the dates of the transactions of $1,244,165 was recorded to oil and gas properties during the year ended December 31, 2000.

     During 1999, the Company issued 140,000 shares of common stock in exchange for public relations services. The fair market value as determined by the quoted trading price of those shares of $111,250 was recorded as an expense during the year ended December 31, 1999.

6.   STOCK BASED COMPENSATION
     ------------------------

     Stock Option Plans
     ------------------
     In 1994, the Company established a Stock Option Plan to compensate directors, employees, advisors and consultants. All options granted under the plan are exercisable at $1.00 per share and expire five years from the date of grant. The exercise price for all options granted under this plan was re-priced in March 1999 to $0.50 per share. At December 31, 2000, there are 1,080,000 stock options reserved and available for grant under the plan.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


The following is a summary of activity for the stock options granted for the years ended December 31, 2000 and 1999:


                                   DECEMBER 31, 2000        DECEMBER 31, 1999
                                ----------------------  -----------------------
                                             WEIGHTED                 WEIGHTED
                                              AVERAGE                  AVERAGE
                                 NUMBER OF   EXERCISE    NUMBER OF    EXERCISE
                                   SHARES      PRICE       SHARES       PRICE
                                ----------  ----------  ----------   ----------

Outstanding, beginning of year   1,170,000  $      .50   1,285,000   $     1.00

Canceled or expired                   --          --      (115,000)  $     1.00
Granted                               --          --          --           --
Exercised                             --          --          --           --
Re-priced - previous                  --          --    (1,170,000)  $    (1.00)
Re-priced - new                       --          --     1,170,000   $     0.50
                                ----------  ----------  ----------   ----------

Outstanding, end of year         1,170,000  $     0.50   1,170,000   $     0.50
                                ==========  ==========  ==========   ==========
Exercisable, end of year         1,170,000  $     0.50   1,120,000   $     0.50
                                ==========  ==========  ==========   ==========


     If not previously exercised, options outstanding at December 31, 2000 will expire as follows:


                                                        Weighted
                                                        Average
                                        Number          Exercise
                                      Of Shares          Price
                                     -----------      -----------

December 31, 2001                        115,000      $      0.50
December 31, 2002                        415,000      $      0.50
December 31, 2003                        640,000      $      0.50
                                     -----------      -----------
                        Total          1,170,000      $      0.50
                                     ===========      ===========

     As discussed in Note 1, the re-priced options are treated as variable options and the difference between the quoted stock price on July 1, 2000 of $0.41 per share and the quoted stock price at December 31, 2000 of $1.00 per share is recorded as an expense for all the re-priced options. The total effect for the year ended December 31, 2000 was $690,000, which is included in expenses.

     Pro Forma Stock-Based Compensation Disclosures
     ----------------------------------------------
     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000 and 1999 would have been changed to the pro forma amounts indicated below.

                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS



                                          2000                1999
                                          ----                ----
Net loss:
  As reported                       $  (1,431,673)      $    (967,710)
  Pro forma                         $  (1,460,673)      $  (1,037,710)
Net loss per common share:
  As reported                       $       (0.14)      $       (0.12)
  Pro forma                         $       (0.14)      $       (0.12)

7.   ENVIRONMENTAL ISSUES
     --------------------

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

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company has a non-cancellable sublease for office space. The lease requires minimum monthly rental payments of $1,742 until expiration in August 2001.

     The Company incurred rent expense of $31,085, and $41,680 for the years ended December 31, 2000 and 1999, respectively.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
     --------------------------------------------------------------------

     The Company's financial instruments are cash, amounts receivable and payable and long-term debt. Management believes the fair values of these instruments, with the exception of the long-term debt, approximate the carrying values, due to the short-term nature of the instruments. Management believes the fair value of long-term debt also reasonably approximates its carrying value, based on interest rates.

     Financial instruments that subject the Company to credit risk consist principally of receivables. The receivables are primarily from companies in the oil and gas business or from individual oil and gas investors. These parties are primarily located in the Southwestern region of the United States. The Company does not ordinarily require collateral. The Company believes that no allowance for doubtful accounts is necessary at December 31, 2000.

10.  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)
     ------------------------------------------------------------------------

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          2000          1999
                                                          ----          ----

Costs incurred in oil and gas producing activities:
 Acquisition of unproved properties                   $ 1,618,030   $      -
 Exploration costs                                           -          130,283
 Acquisition of proved properties                          43,455        63,123


                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


 Development costs                                                          --          146,117
                                                                     -----------    -----------
                     Total costs incurred                            $ 1,661,485    $   339,523
                                                                     ===========    ===========

Net capitalized costs related to oil and gas producing activities:
 Unproved leasehold costs                                            $ 1,790,102    $   179,609
 Proved leasehold costs                                                4,709,390      4,658,398
 Less accumulated depletion and impairment                            (3,332,286)    (2,603,395)
                                                                     -----------    -----------
                     Net oil and gas property costs                  $ 3,167,206    $ 2,234,612
                                                                     ===========    ===========


     The following table for 2000 is based on information prepared by a petroleum engineer who is the former president of the Company. The table for 1999 is based on information prepared by Company management using reserve estimates previously prepared by independent petroleum engineers. The tables summarize changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:


                                                     Oil             Gas
                                                  (Barrels)         (MCF)

Balance, January 1, 1999                              89,798      1,834,547

 Revisions of previous estimates                       9,555        138,192
 Production                                           (1,139)      (133,204)
                                                 -----------    -----------

Balance, December 31, 1999                            98,214      1,839,535

 Abandonment of minerals in place (1)                (67,344)      (981,334)
 Revisions of previous estimates                      (3,562)      (468,855)
 Production                                             (961)       (36,272)
                                                 -----------    -----------

Balance, December 31, 2000                            26,347        353,074
                                                 ===========    ===========

Proved developed reserves:
 December 31, 1999                                    78,349      1,478,366
                                                 ===========    ===========
 December 31, 2000                                     6,311        237,981
                                                 ===========    ===========

     (1) Abandonment of minerals in place resulted from the expiration of a proved undeveloped leasehold.

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


                              EMPIRIC ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


12.  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)
     --------------------------------------------------------------------

     The  standardized  measure of discounted  future net cash flows at December
     31, 2000 and 1999, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.


                                                                YEARS ENDED DECEMBER 31,
                                                                  2000            1999
Future cash inflows                                          $  2,809,000    $  5,888,000
Future development and production costs                          (740,000)     (1,832,000)
                                                             ------------    ------------

Future net cash flows, before income tax                        2,069,000       4,056,000
Future income taxes                                                  --              --
                                                             ------------    ------------

Future net cash flows                                           2,069,000       4,056,000
10% annual discount                                              (692,000)     (1,230,000)
                                                             ------------    ------------

Standardized measure of discounted future net cash flows     $  1,377,000    $  2,826,000
                                                             ============    ============

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:


                                                                YEARS ENDED DECEMBER 31,
                                                                  2000            1999

Sales of oil and gas produced, net of production costs       $     (9,000)   $    (17,000)
Abandonment of minerals in place                               (1,822,000)           --
Net changes in prices and production costs                      1,109,000         601,000
Revisions and other                                            (1,010,000)        181,000
Accretion of discount                                             283,000         187,000
                                                             ------------    ------------
   Net change                                                  (1,449,000)        952,000
Balance, beginning of year                                      2,826,000       1,874,000
                                                             ------------    ------------
Balance, end of year                                         $  1,377,000    $  2,826,000
                                                             ============    ============




                               ******************