Form 10QSB
period 2001-03-31
EMPIRIC ENERGY INC
filed 2001-05-22
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _________ to _________.


                         Commission File Number 1-13162


                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter.)




             Delaware                                   75-2455467
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)
     14677 Midway Road, Suite 207
            Addison, Texas                               75001
 (Address of principal executive offices)              (Zip Code)


                                 (972) 387-4100
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

As of March 31, 2001, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,000,000.

As of March 31, 2001, the number of shares outstanding of the Registrant's Common stock was 13,767,88.

Transitional Small Business Disclosure Format Yes_x_ No___


Page 1 of pages contained in the sequential number system. The Exhibit Index is on Page 7 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

PART I                                                                      PAGE

     Item 1.    Financial Statements...........................................3

     Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................6

PART II

     Item 1.    Legal Proceedings..............................................7

     Item 2.    Changes in Securities..........................................7

     Item 3.    Defaults Upon Senior Securities................................7

     Item 4.    Submission of Matters to a Vote of Securities Holders..........7

     Item 5.    Other Information..............................................7

     Item 6.    Exhibits and Reports on Form 8-K...............................7

SIGNATURE PAGE.................................................................8


                                     PART I

ITEM 1.          FINANCIAL INFORMATION

     The financial statements included herein have been prepared by the Company, without  audit,  pursuant to the rules and  regulations  of the  Securities  and
Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of  management,  necessary to fairly  present  such  information.
Although  the Company  believes  that the  disclosures  are adequate to make the
information   presented  not  misleading,   certain   information  and  footnote
disclosure,  including  significant  accounting  policies,  normally included in financial  statements  prepared in accordance with generally accepted accounting
principles   have  been  condensed  or  omitted   pursuant  to  such  rules  and
regulations.  It is  suggested  that  these  financial  statements  be  read  in conjunction with the financial  statements and the notes thereto included in the
Company's latest annual report on Form 10-KSB dated December 31, 2000.

                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                                                                                    Mar. 31, 2001
                                      ASSETS                                                         (Unaudited)     Dec. 31, 2000
                                      ------                                                         ------------    -------------

CURRENT ASSETS:
     Cash                                                                                            $     61,216    $    216,166
     Oil and gas sales receivable                                                                          61,676          26,339
     Other receivables                                                                                      2,500            --
     Prepaid expenses                                                                                         688            --
                                                                                                     ------------    ------------
                  Total current assets                                                                    126,190         242,505
PROPERTY AND EQUIPMENT:
     Oil and gas properties (full cost method):
         Unproved leasehold costs                                                                       1,790,102       1,790,102
         Proved leasehold costs and well equipment                                                      5,167,692       4,709,390
     Less accumulated depletion and impairment                                                         (3,374,530)     (3,332,286)
                                                                                                     ------------    ------------
                  Net property and equipment                                                            3,583,264       3,167,206
OTHER FURNITURE AND EQUIPMENT, net of accumulated depreciation of $31,354                                   2,557           3,156
DEPOSITS                                                                                                    1,742           1,742
                                                                                                     ------------    ------------
                  Total assets                                                                       $  3,713,753    $  3,414,609
                                                                                                     ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                               $    104,609    $    110,706
     Accounts payable and accrued expenses                                                                 25,617          37,024
     Payroll taxes payable                                                                                 69,491          69,491
     Oil and gas revenues payable                                                                          21,078          27,155
     Due to related parties                                                                                97,966          66,720
                                                                                                     ------------    ------------
                  Total current liabilities                                                               318,761         311,096
LONG-TERM DEBT, net of current portion                                                                      9,985          13,024
STOCKHOLDERS' EQUITY:
         Series A convertible preferred stock, no par value, $575,000 liquidation preference               43,168         43,168
         Series B convertible preferred stock, $0.05 par value, 375,000 shares authorized;
              25,000 shares issued and outstanding; $200,000 liquidation preference                           937           1,250
         Series C convertible preferred stock, $0.05 par value, 240,000 shares authorized;
              74,450 shares issued and outstanding; $480,000 liquidation preference                         5,723           3,723
         Common stock, $0.01 par value; 20,000,000 shares authorized; 13,767,888 shares
              issued and outstanding                                                                      137,680         131,525
         Common stock subscribed, 37,500 shares                                                               125             375
     Additional paid-in capital                                                                        10,048,857       9,675,525
     Receivables                                                                                          (74,061)        (74,061)
     Accumulated deficit                                                                               (6,777,422)     (6,691,006)
                                                                                                     ------------    ------------
                  Total stockholders' equity                                                            3,385,007       3,090,489
                                                                                                     ------------    ------------
                  Total liabilities and stockholder's equity                                         $  3,713,753    $  3,414,609
                                                                                                     ============    ============

                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                             ------------------------------
                                             Mar. 31, 2001   Mar. 31, 2000
                                             (Unaudited)      (Unaudited)
                                             ------------    --------------
REVENUES:
     Oil and gas sales                       $     89,193    $     31,820

COST AND EXPENSES:
     Production Expense                            29,346          20,250
     Depletion and Depreciation                    42,843          31,885
     General and Administrative                   100,177         103,193
                                               ----------      ----------

              Total Costs and Expenses            172,366         155,328

OTHER INCOME (EXPENSE):
     Consulting Income                               --              --
     Other Income                                    --              --
     Interest Expense                              (3,243)        (19,267)
                                               ----------      ----------

              Total other income (expense)         (3,243)        (19,267)

NET LOSS                                       $  (86,416)     $ (142,775)
                                               ==========      ==========

BASIC AND DILUTED NET LOSS PER SHARE           $   (0.001)     $    (0.02)
                                               ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING            13,459,640       9,096,920


                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS


                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                              Mar. 31, 2001    Mar. 31, 2000
                                                                               (Unaudited)      (Unaudited)
                                                                              -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (86,416)       $(142,775)
     Adjustments to reconcile net loss to net cash from operating activities:
         Depletion, depreciation and impairment                                    42,843           31,885
         Amortization and debt discount                                              --              6,539
         Common stock, warrants and options issued for services                      --               --
     Changes in assets and liabilities:
              Accounts receivable                                                 (37,837)           2,940
              Prepaid expense                                                        (688)            --
              Accounts payable and accrued expenses                               (11,408)          24,102
              Oil and gas revenues payable                                         (6,077)           5,024
              Due to related parties                                               31,247           31,573
              Other                                                                  --                133
                                                                                ---------        ---------

                     Net cash used by operating activities                        (68,336)         (40,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of oil and gas properties                                          (458,302)         (21,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    --               --
     Repayments of long-term debt                                                  (9,137)            (407)
     Proceeds from sales of common stock                                          379,497             --
                                                                                    1,688             --
                     Net cash (used) provided by financing activities                (250)            --
                                                                                ---------        ---------

                                                                                  371,798             (407)
                                                                                ---------        ---------
NET INCREASE (DECREASE) IN CASH                                                  (154,841)         (62,413)
CASH, beginning of the period                                                     216,167           62,575
                                                                                ---------        ---------
CASH, end of the period                                                         $  61,326        $     162
                                                                                =========        =========
SUPPLEMENTAL INFORMATION
     Cash paid during period for interest                                       $   1,912        $     197
                                                                                =========        =========





NOTES TO FINANCIAL  STATEMENTS
See notes to financial statements included in the Company's 2000 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of March 31, 2001 Quarter to March 31, 2000 Quarter

     Revenues of $89,193 were $57,373 or 57% higher than 2000. The increase was due to higher production from South Texas properties.

     Production expense of $29,346 was $$9,096 or 30% more than 2000.

     Depletion and depreciation expenses of $42,843 were $31,885 or 29% higher than 2000. The increase was also due to higher production from the South Texas properties.

     General and Administrative expense of $100,177 was $3,016 or 3% lower than 2000. The expenses of the quarters were similar and there were administration differences between the periods.

     Interest expense of $3,243 was $16,024 or 20% lower than 2000. The difference was due to a lower level of debt in the 2001 quarter.

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

Liquidity

     Cash flows provided a decrease of $154,841 leaving a cash balance of $1,912 at March 31, 2001. Net cash used by operating activities was $68,336 due primarily to the net loss of $86,416, offset by non-cash expenses and the increases in the accruals of current liabilities. Net cash used by investing activities was $458,302 which was primarily for the purpose of purchasing oil and gas properties. Financing activities used $9,137 which was repayment of debt.

     At March 31, 2001, the Company had a working capital deficit of $192,572 and a equity to debt ratio of approximately 11 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

Subsequent Events

     The Company signed an investment banking contract with M. H. Meyerson & Co., Inc. to provide investment banking services to the Company for a five year period. In April 2000 the Company issued 30,000 shares of restricted common stock to Meyerson for their services and also issued them 250,000 warrants to purchase stock at $1 per share for a period of five years with one-half of the warrants not exercisable until October 2000.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

NONE

ITEM 2.          CHANGES IN SECURITIES

616,500 shares of Common stock were issued and 37,500 shares of Common stock were subscribed.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.          OTHER INFORMATION

NONE

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

NONE

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 22, 2001


                                       EMPIRIC ENERGY, INC.

                                       By:  /s/  James J. Ling
                                           -------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer