Form 10QSB
period 2001-06-30
EMPIRIC ENERGY INC
filed 2001-08-10
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.
                                    --------------

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

As of June 30, 2001, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,000,000.

As of June 30, 2001, the number of shares outstanding of the Registrant's Common stock was 14,685,003.

Transitional Small Business Disclosure Format  Yes X  No
                                                  ---   ---

Page 1 of 2 pages contained in the sequential  number system.  The Exhibit Index is on Page 8 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB



PART I                                                                     PAGE

  Item 1.   Financial Statements                                           3 - 6

  Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

PART II

  Item 1.   Legal Proceedings                                                8

  Item 2.   Changes in Securities                                            8

  Item 3.   Defaults Upon Senior Securities                                  8

  Item 4.   Submission of Matters to a Vote of Securities Holders            8

  Item 5.   Other Information                                                8

  Item 6.   Exhibits and Reports on Form 8-K                                 8


SIGNATURE PAGE                                                               8

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



                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                                        June 30, 2001
 ASSETS                                                  (Unaudited)
 ------
CURRENT ASSETS:

    Cash                                                 $   138,076

    Oil and gas sales receivable                              55,361

    Other receivables                                        104,571
                                                         -----------

                          Total current assets               298,008



PROPERTY AND EQUIPMENT:

    Oil and gas properties (full cost method):

    Unproved leasehold costs                               2,211,174

    Proved leasehold costs and well equipment              4,709,390

    Less accumulated depletion and impairment             (3,416,774)
                                                         -----------

                  Net property and equipment               3,503,790
                                                         -----------

OTHER FURNITURE AND EQUIPMENT, net of accumulated
depreciation of $32,552                                        1,957


DEPOSITS                                                       1,742
                                                         -----------

                          Total Assets                   $ 3,805,497
                                                         ===========


                                                                          June 30, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY                                        (Unaudited)
------------------------------------                                       ------------
CURRENT LIABILITIES:

      Current portion of long-term debt                                    $     89,715

      Accounts payable and accrued expenses                                      20,615

      Payroll taxes payable                                                      69,491

      Oil and gas revenues payable                                                3,929

      Due to related parties                                                     23,111
                                                                           ------------

                         Total current liabilities                              206,861
                                                                           ------------

LONG-TERM DEBT, net of current portion                                            6,087

STOCKHOLDERS' EQUITY:
      Series A Convertible preferred stock, no par value, $575,000               43,168
               liquidation preference

      Series B Convertible preferred stock, $0.05 par value, 375,000                938
               shares authorized; 25,000 shares issued and outstanding;
               $200,000 liquidation preference

      Series C Convertible preferred stock, $0.05 par value, 240,000              7,323
               shares authorized; 106,450 shares issued and outstanding;
               $480,000 liquidation preference

      Common stock, $0.01 par value; 20,000,000 shares authorized;              146,851
               14,685,003 shares issued and outstanding

      Additional paid-in capital                                             10,533,388

      Treasury Stock                                                            (30,000)

      Receivables                                                               (74,061)

      Accumulated deficit                                                    (7,035,058)
                                                                           ------------

                         Total stockholders' equity                           3,592,549
                                                                           ------------

                         Total liabilities and stockholder's equity        $  3,805,497
                                                                           ============



                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                   Six Months Ended                 Three Months Ended
                                                   ----------------                 ------------------
                                            June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                            -------------    -------------    -------------    -------------
REVENUES:

   Oil and gas sales                        $     166,905    $      83,508    $      77,713    $      51,688


COST AND EXPENSES:

   Production Expense                              61,295           68,470           31,949           48,220
   Depletion and Depreciation                      85,686           63,770           42,843           31,885
   General and Administrative                     185,903          380,475           85,727          277,282
                                            -------------    -------------    -------------    -------------

             Total Costs and Expenses             332,884          512,715          160,519          357,387


OTHER INCOME (EXPENSE):
   Consulting Income                                 --                345             --                354
   Interest Expense                                (5,976)         (31,822)          (2,733)         (12,555)
                                            -------------    -------------    -------------    -------------

             Total other income (expense)          (5,976)         (31,477)          (2,733)         (12,201)
                                            -------------    -------------    -------------    -------------



NET LOSS                                    $    (171,955)   $    (460,684)   $     (85,539)   $    (317,900)
                                            =============    =============    =============    =============


BASIC AND DILUTED NET LOSS PER SHARE        $       (0.01)   $       (0.05)   $      (0.006)   $       (0.03)
                                            =============    =============    =============    =============


WEIGHTED AVERAGE SHARES OUTSTANDING            13,751,098        9,203,019       13,997,355        9,309,119
                                            =============    =============    =============    =============



                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                      ----------------
                                                                              June 30, 2001    June 30, 2000
                                                                               (Unaudited)      (Unaudited)
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $    (171,955)   $    (460,675)
   Adjustments to reconcile net loss to net cash from operating activities:
        Depletion, depreciation and impairment                                       85,686           63,770
        Amortization and debt discount                                                 --             11,782
        Common stock, warrants and options issued for services                         --            134,613
   Changes in assets and liabilities:
             Accounts receivable                                                   (133,593)           3,418
             Other current liabilities                                              (20,468)          75,709
             Due to related party                                                      --             91,210
                                                                              -------------    -------------

                    Net cash used by operating activities                          (240,330)         (80,173)
                                                                              -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of oil and gas properties                                              (233,247)         (28,990)
                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                        --             (1,012)
   Proceeds from sales of common stock                                              422,200             --
   Proceeds from sales of preferred stock                                             3,287           50,000
   Purchase of Treasury Stock                                                       (30,000)            --
                                                                              -------------    -------------

                    Net cash (used) provided by financing activities                395,487           48,988
                                                                              -------------    -------------


NET INCREASE (DECREASE) IN CASH                                                     (78,090)         (60,175)
CASH, beginning of the period                                                       216,166           62,575
                                                                              -------------    -------------

CASH, end of the period                                                       $     138,076    $       2,400
                                                                              =============    =============

SUPPLEMENTAL INFORMATION
   Cash paid during period for interest                                       $       5,976    $         197
                                                                              =============    =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Common stock dividends issued to preferred stockholders                    $     172,096    $        --
                                                                              =============    =============




NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 2000 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of June 30, 2001 Quarter to June 30, 2000 Quarter

     Revenues of $77,713 were $26,025 or 50% higher than 2000. The increase was due to higher production from South Texas properties.

     Production expense of $31,949 was $16,271 or 34% less than 2000. A workover program was completed during the second quarter of 2000. Minimum workover expenses were incurred in the 2nd quarter of 2001.

     Depletion and depreciation expenses of $42,843 were $10,958 or 34% higher than 2000. The increase was also due to higher production from the South Texas properties.

     General and Administrative expense of $85,727 was $191,555 or 69% lower than 2000. This is primarily because general and administrative expense in 2000 included $134,000 of non-cash expenses for stock and options issued for services.

Comparison of Six Months Ended  June 30, 2001 to Six Months Ended June 30, 2000

     The net loss of $171,955, reported for the six month ending June 30, 2001, included non-cash charges of $151,017, consisting of $85,686 for depletion and depreciation, and $65,331accrued for consulting fees subsequently retired by the issuance of Empiric Energy, Inc. Common Shares.

     The General and Administrative expenses of $185,903 for the six month period ending June 30, 2001 was $194,572 less than the $380,475 reported for the June 30, 2000 period. This represented a very sharp reduction of administrative and overhead expense. This expense and overhead reduction program is still underway, and the Company believes that a positive cash flow from existing and future production will be achieved for the balance of the year.

     Interest expense of $2,733 was $9,468 or 75% lower than 2000. The difference was due to a lower level of debt in the 2001 quarter, primarily due to the Company retiring debt by issuing common stock in the second half of 2000.

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

Liquidity

     Cash flows provided a net decrease of $78,090 leaving a cash balance of $138,076 at June 30, 2001. Net cash used by operating activities was $240,330 due primarily to the net loss of $171,955, offset by non-cash expenses and the increases in accounts receivable. Net cash used by investing activities was $233,247 which was primarily for the purpose of purchasing oil and gas properties.

     At June 30, 2001, the Company had a working capital surplus of $91,147 and a equity to debt ratio of approximately 17 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

Subsequent Events

     The company recently acquired in early June, 2001 a twenty-five percent (25%) working interest in oil and gas leases in Hughes County, Oklahoma. Two wells have been recently completed and collectively are producing approximately 750 mcf of gas per day. The initial investment of $200,000 is expected to be returned in approximately 6 to 9 months. An additional 12 to 14 wells will be drilled in this field over the next 8 to 12 months.

     In addition the Company has "topped" leased approximately 1,000 acres in the South Thornwell field, Jefferson Parish, Louisiana; which could become effective in approximately three weeks if the operator fails to exercise his option to retain the lease. The Company presently owns thirty percent (30%) working interest in this lease, which would increase to one hundred percent (100%) of the working interest, which would carry an estimated seventy-five percent (75%) net revenue interest. One well has recently been completed, and the operator has reported a 100 bbl per day of oil and 100 mcf per day of gas production from a limited production facility. An additional well is near completion, but production and testing of the well have been delayed due to a mechanical problem, which the operator has informed the Company, can be corrected in approximately seven (7) to ten (10) days. The Company expects that the problems outlined herein on the South Thornwell Leases can be resolved within the next few weeks.



PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

917,115 shares of Common stock were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8_K.

NONE


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2001

                                 EMPIRIC ENERGY, INC.

                                 By:  /s/  James J. Ling
                                      ------------------
                                      James J. Ling
                                      Chairman and Chief Executive Officer