Form 10QSB
period 2001-09-30
EMPIRIC ENERGY INC
filed 2001-11-14
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

As of September 30, 2001, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $2,400,000.

As of September 30, 2001, the number of shares outstanding of the Registrant's Common stock was 15,039,003.

Transitional Small Business Disclosure Format        Yes_X_ No___


Page 1 of 2 pages contained in the sequential  number system.  The Exhibit Index is on Page 8 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB



PART I                                                                     PAGE

     Item 1.  Financial Statements                                         3 - 6

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     7 - 8

PART II

     Item 1.  Legal Proceedings                                              8

     Item 2.  Changes in Securities                                          8

     Item 3.  Defaults Upon Senior Securities                                8

     Item 4.  Submission of Matters to a Vote of Securities Holders          8

     Item 5.  Other Information                                              8

     Item 6.  Exhibits and Reports on Form 8-K                               8


SIGNATURE PAGE                                                               9

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


                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                                      September 30, 2001
 ASSETS                                                      (Unaudited)
 ------
 CURRENT ASSETS:

     Cash                                                    $   159,637

      Oil and gas sales receivable                                13,584

      Other receivables                                          116,716

      Prepaid Expense                                              1,766

     Note Receivable - Interfederal                               27,000
                                                             -----------

                   Total current assets                          318,703

PROPERTY AND EQUIPMENT:

   Oil and gas properties (full cost method):

   Unproved leasehold costs                                    2,506,948

   Proved leasehold costs and well equipment                   4,572,790

   Less accumulated depletion and impairment                  (3,459,617)

   Less reserve for plugging and abandonment                     (75,000)

            Net property and equipment                         3,545,121
                                                             -----------

OTHER FURNITURE AND EQUIPMENT, net of accumulated
depreciation of $32,659                                            1,851


DEPOSITS                                                           1,742
                                                             -----------

              Total Assets                                   $ 3,867,417
                                                             ===========

                                                                          September 30, 2001
 LIABILITIES AND STOCKHOLDERS' EQUITY                                            (Unaudited)
 ------------------------------------                                           ------------
 CURRENT LIABILITIES:

     Current portion of long-term debt                                          $     23,894

      Accounts payable and accrued expenses                                          197,259

      Payroll taxes payable                                                           70,076

     Oil and gas revenues payable                                                      2,111

     Due to related parties                                                           46,167
                                                                                ------------

                  Total current liabilities                                          339,507
                                                                                ------------

LONG-TERM DEBT, net of current portion                                                 3,411

STOCKHOLDERS' EQUITY:
     Series A Convertible preferred stock, no par value, $575,000                          0
                    liquidation preference

     Series B Convertible preferred stock, $0.05 par value, 375,000                        0
                    shares authorized; 25,000 shares issued and outstanding;
                    $200,000 liquidation preference
                                                                                           0
      Series C Convertible preferred stock, $0.05 par value, 240,000 shares authorized; 106,450 shares issued and outstanding;
                    $480,000 liquidation preference                                    8,750

      Series P Convertible preferred stock, $0.05 par value; 175,000
                    Shares authorized; 50,000 shares issued                          150,391

      Common stock, $0.01 par value; 20,000,000 shares authorized;
                    15,039,003 shares issued and outstanding                      10,701,127

      Additional paid-in capital                                                     (30,000)

      Treasury Stock                                                                 (74,061)

      Receivables                                                                      2,000

      Stock paid for but not issued                                               (7,233,708)
                                                                                ------------

      Accumulated deficit                                                          3,524,499
                                                                                ------------

                                    Total stockholders' equity

                  Total liabilities and stockholder's equity                    $  3,867,417
                                                                                ============



                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Nine Months Ended              Three Months Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                 2001            2000            2001            2000
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                            ------------    ------------    ------------    ------------
REVENUES:

     Oil and gas sales                      $    198,012    $     91,658    $     31,107    $      8,150


COST AND EXPENSES:

     Production Expense                          164,629          96,723         103,334          28,253

     Depletion and Depreciation                  128,636          64,893          42,950           1,123

     General and Administrative                  264,801         574,744          78,898         194,269
                                            ------------    ------------    ------------    ------------

              Total Costs and Expenses           558,066         736,360         225,182         223,645


OTHER INCOME (EXPENSE):
   Consulting Income                                --               354            --              --

    Other Income                                    --            47,295            --            47,295

    Interest Expense                             (10,551)        (33,560)         (4,575)         (1,738)
                                            ------------    ------------    ------------    ------------

             Total other income (expense)        (10,551)         14,089          (4,575)         45,557
                                            ------------    ------------    ------------    ------------



NET LOSS                                    $   (370,605)   $   (630,613)   $   (198,650)   $   (169,938)
                                            ============    ============    ============    ============


BASIC AND DILUTED NET LOSS PER SHARE        $      (0.03)   $      (0.07)   $      (0.01)   $      (0.02)
                                            ============    ============    ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING           14,126,129       9,418,644      14,863,960      10,670,374
                                            ============    ============    ============    ============



                               EMPIRIC ENERGY, INC
                             STATEMENT OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                September 30,    September 30,
                                                                                      2001             2000
                                                                                 (Unaudited)      (Unaudited)
                                                                                -------------    -------------
                      CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $    (370,605)   $    (630,613)
     Adjustments to reconcile net loss to net cash from operating activities:
             Depletion, depreciation and impairment                                   128,636           64,893
             Amortization and debt discount                                              --             11,782
             Common stock, warrants and options issued for services                      --            176,227
     Changes in assets and liabilities:
                     Accounts receivable                                             (105,727)          25,453
                     Other assets                                                        --             21,551
                     Accounts payable and accrued liabilities                         135,776           23,008
                     Due to related party                                                --            102,532
                     Other                                                               --             70,114
                                                                                -------------    -------------

                                 Net cash used by operating activities               (211,920)        (135,053)
                                                                                -------------    -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchase of petroleum and natural gas interests                             (265,731)        (343,363)
                                                                                -------------    -------------
         Interfederal                                                                 (27,000)            --
         Acquisition of treasury stock                                                (30,000)            --
                                                                                -------------    -------------
                       Net cash used in investing activities                         (322,731)        (343,363)
                                                                                -------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                                                  (9,613)          (1,012)
         Proceeds from sales of common stock                                          425,000             --
         Proceeds from sales of preferred stock                                          --            366,550
         Purchase of Treasury Stock                                                      --               --
         Proceeds from issuance of debt                                                62,735             --
                                                                                -------------    -------------

                      Net cash (used) provided by financing activities                478,122          365,538
                                                                                -------------    -------------

 NET INCREASE (DECREASE) IN CASH                                                      (56,529)         122,710
 CASH, beginning of the period                                                        216,166           62,575
                                                                                -------------    -------------

 CASH, end of the period                                                        $     159,637    $     185,285
                                                                                =============    =============

 SUPPLEMENTAL INFORMATION
         Interest paid during the year                                          $      10,551    $       1,634
                                                                                =============    =============

         Conversion of liabilities to common and preferred stock                $     170,100    $     801,658
                                                                                =============    =============

         Issuance of stock to acquire oil and gas properties                    $     239,515    $     200,760
                                                                                =============    =============

         Stock Dividends                                                        $     172,096    $      43,750
                                                                                =============    =============

 NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock dividends issued to preferred stockholders                   $        --      $        --
                                                                                =============    =============


NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 2000 Annual Report on Form 10-KSB.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

Comparison of September 30, 2001 Quarter to September 30, 2000 Quarter

     Revenues of $31,107 were $22,957 or 282% higher than 2000. The increase was due to higher production from South Texas properties.

     Production expense of $103,334 was $75,081 or 266% higher than 2000. A workover program was completed during the third quarter of 2000. Minimum workover expenses were incurred in the third quarter of 2001.

     Depletion and depreciation expenses of $42,950 were $41,827 or 3725% higher than 2000. The increase was also due to higher production from the South Texas properties.

     General and Administrative expense of $78,898 was $115,371 or 60% lower than 2000. This is primarily because general and administrative expense in 2000 included $134,000 of non-cash expenses for stock and options issued for services.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

     The net loss of $370,605, reported for the nine month ending September, 30, 2001, included non-cash charges of $228,636, consisting of $128,636 for depletion and depreciation, and $100,000 accrued for consulting fees subsequently retired by the issuance of Empiric Energy, Inc. Common Shares.

     The General and Administrative expenses of $264,801 for the nine month period ending September 30, 2001 was $309,943 less than the $574,744 reported for the September 30, 2000 period. This represented a very sharp reduction of administrative and overhead expense. This expense and overhead reduction program is still underway.

     Interest expense of $10,551 was $23,009 or 69% lower than 2000. The difference was due to a lower level of debt in the third quarter of 2001, primarily due to the Company retiring debt by issuing common stock in the second half of 2000.

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

Liquidity

     Cash flows provided a net decrease of $56,530 leaving a cash balance of $159,637 at September 30, 2001. Net cash used by operating activities was $211,920 due primarily to the net loss of $171,955, offset by non-cash expenses and the increases in accounts receivable. Net cash used by investing activities was $233,247 which was primarily for the purpose of purchasing oil and gas properties.

     At September 30, 2001, the Company had a working capital deficit of $20,804 and a equity to debt ratio of approximately 10 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

Subsequent Events

The company recently acquired in early June, 2001 a twenty-five percent (25%) working interest in oil and gas leases in Hughes County, Oklahoma. Two wells have been recently completed and collectively are producing approximately 500 mcf of gas per day. The initial investment of $200,000 is expected to be returned in the next 12 months. An additional 12 to 14 wells will be drilled in this field over the next 8 to 12 months.

The LDC Operating Company (LDC) filed a Chapter 11 Bankruptcy proceeding, on August 16, 2001 in the United States Bankruptcy Court, Western District of Louisiana, in Lake Charles, LA. LDC failed to pay accumulated leasing fees to the lease owner, plus other obligations.

Empiric Energy, Inc. has previously "top leased" approximately 1,000 acres in the South Thornwell Field, Jefferson Parish Louisiana. The presiding bankruptcy Judge, in a hearing in the Bankruptcy Court on October 25, 2001, issued a restraining order on the operator and removed LDC as the operator. A new operator, approved by Empiric Energy, Inc. is currently evaluating the previously productive well, and another well which is near completion. The evaluation will cover estimated costs to complete, production potential, as well as the potential of other drilling or workover wells on the lease.

Empiric Energy, Inc. expects to increase its current working interest in the South Thornton Field from 30% to a substantially higher working interest, either through its "top leasing" position or other negotiations.

The LDC Bankruptcy proceedings will continue until the LDC Operating Company resolves its problems through a disposition of its position or arrangements are made to resolve its very large lease and vendor obligations. LDC has approached Empiric regarding the disposition of LDC's interest in the South Thornton Field.

Production Acquisition

Empiric Energy, Inc. is currently negotiating with its associates and certain shareholders to acquire a very substantial production program of oil and gas reserves located primarily in Louisiana. In addition Empiric Energy, Inc. would have first right of refusal to participate in up to 25% of a very attractive $40 Million drilling program over the next 18 to 24 months, which is currently underway.



PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

354,000 shares of Common stock were issued.

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

Date: November 14, 2001

                                   EMPIRIC ENERGY, INC.

                                   By:   /s/  James J. Ling
                                         ------------------------------------
                                         James J. Ling
                                         Chairman and Chief Executive Officer