Form 10KSB
period 2001-12-31
EMPIRIC ENERGY INC
filed 2002-04-15
CIK 921182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            Annual Report Under Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended: December 31, 2001

                         Commission file number #1-13162

                              EMPIRIC ENERGY, INC.
                 (Name of small business issuer in its charter)

              Delaware                                  75-2455467
    (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation ororganization)

      14677 Midway Road, Suite 207
             Addison, Texas                                75001
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

As of December 31, 2001, the aggregate market value at voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board, was $3,800,000

As of December 1, 2001, the number of shares outstanding of the Registrants' common stock was 15,359,039.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-KSB


PART I.                                                                   PAGE #

Item 1.    Description of Business.............................................1

Item 2.    Description of Property...........................................2-3

Item 3.    Legal Proceedings...................................................4

Item 4.    Submission of Matters to a Vote of Security Holders.................4

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters..........4-5

Item 6.    Management Discussion and Analysis of
           Financial Condition and Results of Operations.....................5-7

Item 7.    Financial Statements................................................7

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  .................................7

     PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...................8

Item 10. Executive Compensation................................................8

Item 11. Security Ownership of Certain Beneficial Owners
                      and Management...........................................9

Item 12. Certain Relationships and Related Transactions.....................9-10

Item 13. Exhibits and Reports on Form 8-K.....................................10

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

     In April, 1998 the Company acquired 16 producing wells and four newly drilled wells located on approximately 18,000 acres in Zavala County, Texas. Initial production rates and tests were very promising and the Company expected to utilize a financial commitment, also received in April, to begin a drilling program on the remaining acreage. Unfortunately, the investor was unable to fulfill his commitment and the drilling program did not materialize. During the year, rapid production declines and falling prices required several wells to be shut in until prices rebound and one well to be plugged and abandoned. The Company sold interest in these properties to the operation in September 2001.

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

     The Company had interests in oil and gas leases and wells in the Thornton (Smackover) Field located in Holmes County, Mississippi, which was plugged and abandoned in December, 2001, and in Zavala and Frio Counties, Texas which were sold in September, 2001.

     HOLMES COUNTY, MISSISSIPPI. In October, 2001, the well developed a leak in the tubing, which resulted in hydrogen-sulfide gas, being released in the casing. It became mandatory that the Company Plug and Abandon this well, which was completed in December, 2001, at a total cost of approximately $200,000. The Company no longer has any leasehold interest in this property.

     SOUTH TEXAS PROPERTIES. The Company's interests, varying from 33% to 51%, in 12 producing wells in Zavala County, Texas were sold in September, 2001.

     The Company still has interests in oil and gas leases and wells in the Panhandle Field of Texas, primarily in Moore and Potter Counties, in Indiana and Westmoreland Counties, Pennsylvania, as well as the South Thornton Field in Jefferson Parish, Louisiana.

     PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas.

     In October 1997, the Company sold all its working interest only in the Baker lease of its West Texas Panhandle production properties (approximately 580 acres) and granted a two year option to sell its leasehold interest in approximately 13,500 non-producing acres for total consideration of approximately $230,000. The option expired in October, 1999. The Company signed a Representation Agreement with a local energy company who owns approximately thirty percent (30%) of the acreage contiguous to the Company's interest.
Whereas, the local company, will do geological evaluation and explore the possible sale, farm-out or farm-in of the Joint Properties. All united expenses will be the sole responsibility of the operators, who will be reimbursed out of any proceeds generated in any acceptable transaction.

     PENNSYLVANIA PROPERTIES. (See Westar Energy, Inc. Page 1)

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

The Company became increasingly concerned over the operational problems created by the LDC Operating Company, including completion of the two wells involved in workover programs and related problems. The Company, with the approval and cooperation of the principal Lease Owners, executed a "top lease" of the entire 1,036 leasehold acreage, which would result in the Company increasing its working interest from 30% to 100%.

     In September, 2001 the LDC Operating Company filed Chapter 11 proceedings in the United States Bankruptcy Court, Western District of Louisiana (Lake
Charles) due to their inability to meet timely lease payments, payment of current expenses and similar obligations. A hearing was set for October 25, 2001. There have been subsequent hearings, including the rejection of the proposed re-organization plan proposed by LDC Operating Company.

     The Company believes that a Chapter 7 Liquidation Plan will be proposed in the very near future. The Company believes that it is prepared to reactivate a 100% "top lease" commitment and proceed with an orderly operational program.

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

Productive Well Summary

     The following table sets forth certain information regarding the Company's ownership, through December 31, 2001 for Pennsylvania, of productive wells in the areas indicated.


                     PRODUCTIVE WELLS
                           OIL                            GAS
                    GROSS          NET          GROSS             NET

Pennsylvania          0             0            7.0              4.0

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant, in what it considers to be a spurious lawsuit, that relates to the LDC Operating Company Bankruptcy, and related claims to the leasehold interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to the vote of security holders through the date of this report.

                                    PART II.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board (Symbol: EMPE) for the periods indicated in 2000 and 2001 regarding the OTC market.

                                                HIGH        LOW       CLOSE
                                    VOLUME    TRADE        TRADE      TRADE
      2000
      First Quarter                568,700    0.7987       0.7298     0.7729
      Second Quarter               697,100    0.6840       0.6550     0.6673
      Third Quarter                797,400    0.3956       0.3739     0.3878
      Fourth Quarter             1,653,500    0.8736       0.7394     0.7743

      2001
      First Quarter              1,165,200    0.9040       0.9249     0.8978
      Second Quarter             1,406,300    0.6006       0.6280     0.6001
      Third Quarter                879,500    0.4189       0.4281     0.4099
      Fourth Quarter             1,570,000    0.2490       0.2564     0.2519


As of December 31,2001, there were approximately 645 record and beneficial holders of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2001 to 2000

     The following schedule sets forth in summary form the financial results of operations of the Company for the years ended December 31, 2000 and 2001.

               YEAR              REVENUES           PROFIT/LOSS
               ----              --------           -----------

               2000              $ 126,218         $ (2,089,173)
               2001              $ 192,289         $ (1,776,116)

     Revenues of $192,289 in 2001 were $66,071 or 52% higher than during 2000. The increase was due to higher production and higher prices.

     Production expense of $264,162 in 2001 was $146,795 or 12.5% higher than 2000. The increase was due to unforeseen repairs to the Smith gas well in Mississippi required to conform to Mississippi regulations.

     Depletion and depreciation expenses of $216,321 were $42,853 or 25% higher than 2000. The difference was due primarily to higher depletion due to higher production volumes and lower prices used in the preparation of the reserve reports in 2001.

     There was an impairment expense for 2001 of $949,297 compared to $559,915 in 2000. This impairment is due primarily to the sale of the Company's South Texas properties in 2001, and to lower prices in 2001 on existing reserves.

     General and Administrative expense of $521,534 was $68,437 or 12% lower than 2000. The decrease was due principally to a decrease in consulting fees in 2001.

     Interest expense of $12,891 was $28,029 or 68% lower than 2000. The difference was due to a lower level of debt in 2001 than in 2000.

     As noted in the financial statements, the Company has suffered recurring losses from operations. Future positive results are a function of the Company's ability to raise capital or utilize securities to acquire producing properties or drill developmental wells in order to generate profits. In the event the Company is not able to raise capital or acquire properties, there is substantial doubt about the Company's ability to continue as a going concern.

Liquidity

     Cash flows provided a decrease of $202,838 for 2001 leaving a cash balance of $13,328 at December 31, 2001. Net cash used by operating activities was $92,992 due primarily to the net loss of $1,776,116, offset by non cash expenses. Net cash used by investing activities was $421,300 which was primarily for the purchase of oil and gas properties. Financing activities, which included the net proceeds from the issuance of long term debt and sales of common stock, provided cash of $311,454 which was used to support the operating and investing activities described above.

     During the year 2001, the Company issued the following securities which were outstanding at the end of the year:

          2,195,151        Common Shares, par value $0.01

              5,000 Class 'B' Warrants, each allowing the purchase of one Common Share at $2.50 to $1.50 until May 13, 2004

            100,000 Class 'E' Warrants, each allowing the purchase of one Common Share at $2.00 until May 13, 2002.

         The Common Shares were issued at prices from $0.15 to $1.09 and were issued for cash, receivables, components of debt, services and interest. None of the above securities were registered.

         As of December 31, 2001, the Company had a working capital deficit of $415,469 and an equity-to-debt ratio of about 5.5-to-1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow as set forth in the Planned Activities section above.


ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included as part of this Form 10-KSB following the signature page:

                                                                            Page
  Independent Auditors Report as of December 31, 2001 and 2000...........F-1 & 2
  Balance Sheet - December 31, 2001 and 2000.................................F-3
  Statements of Operations - Years ended December 31, 2001 and 2000..........F-4
  Statements of  Changes in Stockholder's Equity - Years ended
     December 31, 2001 and 2000..........................................F-5 & 6
  Statements of Cash Flow - Years ended December 31, 2001and 2000............F-7
  Notes to Financial Statements......................................F-8 to F-19


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company has one executive officer and one director, James J. Ling, Chairman, Chief Executive Officer. Following is a brief summary of the business background and experience of Mr. Ling.

     James J. Ling, age 79, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1985, Mr. Ling has been President of Hill Investors, Inc., a company organized to hold oil and gas investments and to render consulting services.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 2001 and 2000.

                            SUMMARY COMPENSATION TABLE
NAME/POSITION              FISCAL YEAR    SALARY(1) (2)   BONUS*   STOCK OPTIONS

James J Ling(1) (2)           2000        $ 120,000        -0-          -0-
                              2001        $ 120,000        -0-          -0-

Renn Rothrock, Jr.(3)         2000        $ 120,000     $ 20,000        -0-


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

(2) Because of the Company's working capital condition, Mr. Ling has received partial cash compensation through his respective associated companies for years 1998 and 1999. He has received a notes payable for a portion of the consulting fees not paid in cash, which are or have been recorded on the books of the Company.

(3) Mr. Renn Rothrock, Jr. left the company on December 31, 2000.

     In the opinion of Mr. Ling, the fact that he is not compensated through consulting contracts rather than directly from the Company has no adverse effect on his duties and fiduciary obligations to the Company as an officer and director. Mr. Ling devotes substantially all of his time to the business of the Company and is not engaged in significant outside activities.

1994 Stock Option Plan

     The Board of Directors of the Company, on January 10, 1994, adopted a stock option plan (the "Plan") to provide for the grant of non-qualified stock options to employees and advisors of the Company. A total of 250,000 shares were authorized and reserved for issuance under the Plan, subject to adjustment to reflect changes in the Company's capitalization in the event of a stock split, stock dividend or similar event. The Plan is administered by the Board of Directors who has the sole authority to interpret the Plan, to determine the persons to whom options will be granted, the number of options granted, the exercise price, duration and other terms of the options. Stockholders of the Company approved the Plan on March 29, 1994.

     Since 1994 the Board of Directors authorized additional shares to be set aside for issuance under the Plan bringing to 2,250,000 the total shares authorized for the Stock Option Plan. Options of 475,000 shares are still pending as of 2001 leaving 1,775,000 shares available.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock held by the principal Officers and Directors of the Company as of December 31, 2001:

                               Shares Beneficially
          Name                        Owned                        % of Class
          ----                --------------------                 ----------

      James J. Ling(1)             1,005,872                          6.5%

(1) Includes 214,075 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 791,797 shares of Common Stock held by Hill Investors, Inc., owned by the DRL Trust of which Mr. Ling is President.

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

     Hill is a Delaware corporation which currently owns791,797 shares or about 5 percent of the Company's outstanding Common Stock. Mr. Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     August, 2001 8-K for change of Auditors.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                      /s/ James J. Ling
                                                     ---------------------------
                                                     James J. Ling. Chairman and
                                                         Chief Executive Officer

                              EMPIRIC ENERGY, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report................................................ F-2


Balance Sheets December 31, 2001 and 2000....................................F-3

Statements of Operations
  for the Years Ended December 31, 2001 and 2000.............................F-4

Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001 and 2000.............................F-5

Statements of Cash Flows
  for the Years Ended December 31, 2001 and 2000.............................F-7


Notes to Financial Statements........................................F-8 to F-19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Empiric Energy, Inc.


We have audited the accompanying balance sheet of Empiric Energy, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of the Company's oil and gas properties at December 31, 2001 are unproved leasehold costs.



                                                            Jackson & Rhodes P.C


Dallas, Texas
March 25, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Empiric Energy, Inc.
Dallas, Texas

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Empiric Energy for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Empiric Energy, Inc. for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and future working capital requirements are dependent of the Company's ability to generate profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A significant portion of the Company's oil and gas properties at December 31, 2000 are unproved leasehold costs.

Hein + Associates LLP

Dallas, Texas
March 30, 2001


                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET
                           December 31, 2001 and 2000

                                     ASSETS
                                                                                  2001            2000
                                                                             ------------    ------------
Current assets:
    Cash and cash equivalents                                                $     13,328    $    216,166
                                                                                    2,910          26,339
                                                                             ------------    ------------
    Oil and gas sales receivable
              Total current assets                                                 16,238         242,505
                                                                             ------------    ------------

Property and equipment:
     Oil and gas properties (full cost method):
            Unproved leasehold costs                                         $  2,730,419    $  1,790,102
            Proved leasehold costs and well equipment                           4,572,790       4,709,390
     Less accumulated depletion, depreciation and impairment                   (4,496,492)     (3,332,286)
                                                                             ------------    ------------
                   Net property and equipment                                   2,806,717       3,167,206
                                                                             ------------    ------------
Other assets                                                                       15,086           4,898
                                                                             ------------    ------------
                                                                             $  2,838,041    $  3,414,609
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                       $     20,071         110,706
     Accounts payable and accrued expenses                                        173,183          64,179
     Payroll taxes payable                                                         70,134          69,491
     Notes payable                                                                100,885            --
     Due to related parties                                                        67,434          66,720
                                                                             ------------    ------------
                Total current liabilities                                         431,707         311,096

Long-term liabilities, less current portion                                           625          13,024
                                                                             ------------    ------------
                         Total liabilities                                        432,332         324,120
                                                                             ------------    ------------
Commitments and contingencies:  (Note 7 and 8)                                       --              --

     Series P preferred stock, subject to mandatory redemption (Note 9)             8,750            --

Stockholders' equity (Note 5):
    Series A convertible preferred stock                                             --            43,168
    Series B convertible preferred stock                                             --             1,250
    Series C convertible preferred stock                                             --             3,723
    Common stock, $.02 par value; 20,000,000 shares authorized; 15,346,539
        And 13,151,388 shares issued (15,196,539 outstanding in 2001)             153,467         131,515
    Common stock subscribed, 37,500 shares                                           --               375
    Additional paid-in capital                                                 10,740,614       9,675,525
    Receivables                                                                      --           (74,061)
    Accumulated deficit                                                        (8,467,122)     (6,691,006)
                                                                             ------------    ------------
                                                                                2,426,959       3,090,489
    Less treasury stock, 150,000 shares, at cost                                  (30,000)           --
                                                                             ------------    ------------
           Total stockholders equity                                            2,396,959       3,090,489
                                                                             ------------    ------------
                                                                             $  2,838,041    $  3,414,609
                                                                             ============    ============


                 See accompanying notes to financial statements
                                       F-4

                              EMPIRIC ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                      Year Ended December 31, 2001 and 2000

                                                        2001            2000
                                                   ------------    ------------

Oil and gas revenues                               $    192,289    $    126,218
                                                   ------------    ------------

Cost and expenses:
        Production expense                               70,975         117,367
        Plugging and abandonment                        193,187            --
        Depletion and depreciation                      216,321         173,468
        Impairment of oil and gas properties            949,297         559,915
        Equity compensation expense                        --           690,000
        General and administrative                      525,734         589,971
                                                   ------------    ------------
               Total Expenses                         1,955,514       2,130,721
                                                   ------------    ------------
Loss from operations                                 (1,763,225)     (2,004,503)
Other  income (expense):
         Interest expense                               (12,891)        (40,920)
                                                   ------------    ------------

Net Loss                                             (1,776,116)     (2,045,423)

Dividends applicable to preferred stock
                                                           --           (43,750)
                                                   ------------    ------------

Net loss applicable to common stock                $ (1,776,116)   $ (2,089,173)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.12)   $      (0.20)
                                                   ============    ============

Weighted average common shares outstanding           14,441,686      10,353,000
                                                   ============    ============



                 See accompanying notes to financial statements
                                       F-5


                              EMPIRIC ENERGY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               Years Ended December 31, 2001 to December 31, 2000


                                                                                        Common                      Additional
                                                               Common Stock             Stock         Preferred       Paid-In
                                                           Shares         Amount      Subscribed        Stock         Capital
                                                        -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1999                               9,046,027    $    90,461    $       469    $    43,168    $ 5,882,146
Issuance of common stock subscribed                          46,875            469           (469)          --             --
Common Stock, preferred stock and
        Warrants issued for cash                            633,725          6,337           --            4,348        706,824
Common stock issued for services                            167,800          1,678           --             --           87,583
Common Stock Warrants issued for services                      --             --             --             --          115,000
Change in value of variable stock options                      --             --             --             --          690,000
Common stock issued in the acquisition of                      --
    oil and gas properties                                1,617,000         16,170           --        1,227,995
Conversion of notes payable to common
       Stock, preferred stock and warrants                1,080,744         10,808           --              313        551,724
Conversion of accounts payable and due
      Related party to common stock,                        459,217          4,592            312        296,878
      Preferred stock and warrants                             --
Common stock dividend to Series B
       Preferred stock shareholders                         100,000          1,000           --             --           42,750
Common stock subscribed                                        --             --              375           --           74,625
Cash received for stock subscription receivable                --             --             --             --             --
Net Loss                                                       --             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2000                              13,151,388        131,515            375         48,141      9,675,525
Issuance of common stock subscribed                          37,500            375           (375)          --             --
Common Stock, preferred stock and warrants
        Issued for cash                                     712,500          7,125           --            2,800        415,075
Common stock & options issued for services                  230,378          2,304           --             --          166,740
Common stock issued for in the acquisition of
       Oil and gas properties                               353,100          3,531           --             --          316,425
Conversion of notes payable to common
     Stock, preferred stock and warrants                    139,000          1,390           --             --           26,885
Conversion of accounts payable and to due
      Related party to common stock, preferred              210,000          2,100           --             --          102,900
      Stock and warrants
Conversion of preferred stock to common stock               512,673          5,127           --          (50,941)        37,064
Purchase of treasury stock                                     --             --             --             --             --
Net loss
                                                        -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2001                              15,346,539    $   153,467    $      --      $      --      $10,740,614
                                                        ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements
                                       F-6




                              EMPIRIC ENERGY, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
               Years Ended December 31, 2000 to December 31, 2001

                                                       Obligation to
                                                        Repurchase
                                                         Treasury                     Accumulated      Treasury
                                                           Stock       Receivables      Deficit         Stock          Total
                                                        -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1999                                 (11,875)   $   (99,061)   $(4,601,833)   $      --      $ 1,303,475
Issuance of common stock subscribed                            --             --             --             --             --
Common stock, preferred stock and  warrants
         Issued for cash                                       --             --             --             --          717,509
Common stock issued for services                               --             --             --             --           89,261
Common stock warrants issued for services                      --             --             --             --          115,000
Change in value of variable stock options                      --             --             --             --          690,000
Common stock issued in the acquisition of                      --
    oil and gas properties                                     --             --             --        1,244,165

Conversion of notes payable to common
       Stock, preferred stock and warrants                   11,875           --             --             --          574,720
Conversion of accounts payable and due
      Related party to common stock,                           --             --             --             --          301,782
      Preferred stock and warrants
Common stock dividend to Series B
       Preferred stock shareholders                            --             --          (43,750)          --             --
Common stock subscribed                                        --             --             --             --           75,000
Cash received for stock subscription receivable                --           25,000           --             --           25,000
Net Loss                                                       --             --       (2,045,423)          --       (2,045,423)
                                                        -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2000                                    --          (74,061)    (6,691,006)          --        3,090,489
Issuance of common stock subscribed                            --             --             --             --             --
Common stock, preferred stock and warrants
         Issued for cash                                       --             --             --          425,000
Common stock issued for services                               --             --             --          169,044
Common stock issued for in the acquisition of                  --             --
       oil and gas properties                                  --           74,061        394,017
Conversion of notes payable to common stock,
      Preferred stock and warrants                             --             --             --             --           28,275
Conversion of accounts payable and due related
      Party to Common stock, preferred stock and               --             --             --             --          105,000
       Warrants
Conversion of preferred stock to common stock                  --             --             --             --           (8,750)
Purchase of treasury stock                                     --             --             --          (30,000)       (30,000)
Net loss                                                 (1,776,116)    (1,776,116)
                                                        -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2001                             $      --      $      --      $(8,467,122)   $   (30,000)   $ 2,396,959
                                                        ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements
                                      F-7


                              EMPIRIC ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000

                                                                        2001           2000
                                                                    -----------    -----------
Cash flows from operating activities:
       Net loss                                                     $(1,776,116)   $(2,045,423)
       Adjustments to reconcile to net loss to net
                   cash used in operating activities:
       Depletion, depreciation and impairment                         1,165,618        733,383
       Common stock and warrants issued for services                    169,044        204,261
       Change in value of variable stock options                           --          690,000
       Change in assets and liabilities:
             Accounts receivable                                         21,649         18,708
             Accounts payable and accrued expenses                      136,803         28,522
             Plugging and abandonment liabilities (notes payable)       100,885           --
            Oil and gas revenues payable                                (16,590)        15,193
            Due to related party                                        105,715        129,949
           Other assets                                                    --            1,539
                                                                    -----------    -----------
                    Net cash used by operating activities               (92,992)      (223,868)
                                                                    -----------    -----------
Cash flows from investing activities:
      Proceeds from sale of oil and gas properties                      125,000           --
      Purchase of oil and gas properties                               (546,300)      (417,320)
                                                                    -----------    -----------
                Net cash used investing activities                     (421,300)      (417,320)
                                                                    -----------    -----------
Cash flows from financing activities:
     Proceeds from long-term debt                                        25,000           --
     Repayments of long-term debt                                      (108,546)       (22,730)
     Proceeds from sale and subscription of stock                       425,000        817,509
     Purchase of treasury stock                                         (30,000)          --
                                                                    -----------    -----------
            Net cash provided by financing activities                   311,454        794,779
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   (202,838)       153,591
Cash and cash equivalents at beginning of the year                      216,166         62,575
                                                                    -----------    -----------

Cash and cash equivalents at the end of the year                    $    13,328    $   216,166
                                                                    ===========    ===========
Supplemental cash flow information:
          Interest paid                                             $     4,910    $     1,668
                                                                    ===========    ===========

Non-Cash investing and financing activity:
    Conversion of preferred stock to common stock                   $     8,750    $      --
                                                                    ===========    ===========
    Purchase of oil and gas properties with equity securities       $   394,017    $ 1,244,165
                                                                    ===========    ===========
    Conversion of accounts payable to notes payable                 $      --      $   125,729
                                                                    ===========    ===========
    Conversion of due to related party to common stock              $   105,000      $177,7669
                                                                    ===========    ===========
    Conversion of accounts payable to common stock                  $      --      $   124,013
                                                                    ===========    ===========
    Conversion of notes payable to common stock                     $    28,725    $   574,720
                                                                    ===========    ===========
    Common stock dividend issued to preferred stockholders          $      --      $    43,750
                                                                    ===========    ===========

                 See accompanying notes to financial statements.
                                       F-8

1.   Summary of Significant Accounting Policies

     Description of Business

     Empiric Energy, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 1992. The Company is engaged in the acquisition, exploration and development of oil and gas properties, which are located in Texas and Pennsylvania as of December 31, 2001. The Company also has working interests in unproved leasehold acreage in Texas and Louisiana as of December 31, 2001.

     Basis of Presentation

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company is currently negotiating to acquire existing production and performing a workover on existing wells in Louisiana to provide future cash flow.

     Use of Estimates and Assumptions

     Preparation  of the  Company's  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     Oil and Gas Properties

     The Company uses the full cost method of accounting for oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool." Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. During the years ended December 31, 2000, internal costs capitalized into the full cost pool were approximately $53,000. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties, which are not subject to depletion, are assessed periodically for possible impairment. Any impairment amounts are transferred to the proved oil and gas properties. The Company had no impaired unproved properties as of December 31, 2001.

     Under the full-cost method of accounting, a "full-cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, plus the cost of unproved properties not subject to depletion, less any related income tax effects. During the years ended December 31, 2001 and 2000, the Company recorded impairment of the full cost pool in the amount of $949,297 and$559,915, respectively.

     Depletion of proved oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion expense of $214,909 and $168,976 was recorded for the years ended December 31, 2001 and 2000, respectively. Depletion per equivalent mcf of natural gas was approximately $2.43 and $4.02 for the years ended December 31, 2001 and 2000, respectively.

     Other Property

     Other assets classified as property and equipment are primarily office furniture and equipment and vehicles, and are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $1,412 and $4,492 for the years ended December 31, 2001 and 2000, respectively.

     Loss Per Share

     Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares (such as options, warrants and convertible securities) into consideration. For the years ended December 31, 2001 and 2000, the Company's potential dilutive common shares totaling 1,113,000 and 2,673,000, respectively, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

     Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     Stock-Based Compensation

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 7. Stock options or warrants that are re-priced subsequent to December 15, 1998 are treated as variable stock options beginning on July 1, 2000 as required by Interpretation No. 44 of the Financial Accounting Standards Board, "Accounting for Certain Transactions Involving Stock Compensation."

2.   Related Party Transactions

     Hill Investors, Inc., an affiliate of the chairman of the Company's board of directors, has a consulting agreement with the Company that calls for monthly payments of $10,000 for management consulting services. The agreement expired in October 2001. During the years ended December 31, 2001 and 2000, the Company incurred expense under this agreement of $120,000 per year.

     Clyde Skeen Business Consultants, an affiliate of a deceased Company officer and member of the Company's board of directors, had a month-to-month consulting agreement with the Company until September 2000. During the year ended December 31, 2000, the Company incurred expense under this agreement of $31,500.


2.   Transactions (Continued)

     At  December  31,  2001 and  2000,  the  Company  had  liabilities  to Hill
     Investors, Inc. and Clyde Skeen Business Consultants that totaled $67,434 and $66,720 for unreimbursed expenses and management fees.

     During the years ended December 31, 2001 and 2000, the Company converted total liabilities of $105,000 and $392,848, respectively, due to officers, directors and family members of officers and directors to common stock of the Company.

3.   Notes Payable and Long-Term Debt

     Long-term debt at December 31, consisted of the following:

                                                                  2001         2000
                                                                ---------    ---------
     Note payable to a bank, interest at 7.25%, monthly
     payments of interest with principal due upon demand
     Note was collateralized by a $40,000 certificate of
     deposit owned by a stockholder
     Converted to common stock in 2000                          $    --      $  40,000

     Unsecured not payable to an individual, interest at 8%,
     principal and interest due at maturity of December 1999
     This note was in default at December 31, 2000
     Converted to common stock in 2000                               --         15,000

     Other unsecured notes payable, various terms and
     maturities through December 2002                              20,696       68,730
                                                                ---------    ---------
                                                                   20,696      123,730
                                                                  (20,071)    (110,706)
                                                                ---------    ---------
       Less current portion                                     $     625    $  13,024


     Maturities of long-term debt based on contractual requirements for the years ending December 31 are as follows:

                      2002                                  $20,071
                      2003                                      625

     Notes payable represent 8% notes converted from accounts payable for certain plugging and abandonment liabilities. The notes are due on April 15, 2002; however, the Company is presently negotiating with the note holders in an attempt to pay the notes off with cash and common shares.


4.   Income Taxes

     The Company's deferred tax assets and liabilities are composed of the following at December 31, 2001 and 2000:


     Deferred tax assets:                                     2001           2000
                                                          -----------    -----------
        Difference in bases of oil and gas properties     $   972,000    $   533,000
        Net operating loss carryforward                     3,269,000      2,756,000
                                                          -----------    -----------
     Total deferred tax assets before valuatio allowance    4,241,000    $ 3,289,000
     Valuation allowance                                   (4,241,000)    (3,289,000)
                                                          -----------    -----------
                                                          $      --      $      --
                                                          ===========    ===========
     Net change in valuation allowance                    $   925,000    $  (484,000)
                                                          ===========    ===========

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $9,340,000 for both financial statement and tax reporting purposes. Unused operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. These losses may be used to offset future taxable income, subject to the provisions of Internal Revenue Code
     Section 382, and if not fully utilized, expire starting in 2011 through 2016.

5.   Stockholders' Equity

     At December 31, 2000, the Company has $575,000 face amount of Series A preferred stock outstanding. Series A preferred stock is denominated in face amounts rather than shares, has no par value, no interest rate, no dividend rate, no voting privileges, a liquidation preference equal to the face amount and is convertible into common stock at a rate of $3.33 per share of common stock. There is $1,150,000 of face amount authorized for the Series A convertible preferred stock. All Series A shares were canceled by the Company in 2001.

     During 2000, the Company designated Series B and C convertible preferred stock. Each series of convertible preferred stock has a par value of $0.05 per share, no interest rate, no voting privileges, a one-time common stock dividend, a liquidation preference and is convertible into common stock. All Series B shares were cancelled by the Company in 2001.

     Series C convertible preferred stock is entitled to a one-time dividend of common stock of an entity that the Company had intended to enter into a stock exchange with during 2000 or 2001. This stock exchange has not occurred and the letter of intent has expired. Additionally, Series C convertible preferred stock is convertible into common stock at a rate of $2.00 per share of common stock for each $1.00 of liquidation value. Series C convertible preferred stock is callable for conversion at the Company's option any time after the common stock of dividend is paid or at the end of one year which will range from October to December 2001. As of December 31, 2000, the Company had 74,450 shares of Series C convertible preferred stock outstanding with a liquidation preference of $480,000, convertible into 240,000 shares of common stock. All the Company's outstanding Series C preferred shares were converted to common shares during 2001.

     In 1998, the Company designated Series B and C warrants to purchase common stock. The Series B warrants have an exercise price of $2.50 per share of common stock and expire three years from the date of the grant. The Series C warrants have an exercise price of $3.00 per share of common stock and expire four years from the date of the grant. As of December 31, 2001, there are 5,000 and nil warrants outstanding for the Series B and Series C warrants, respectively. There were no Series B warrants or Series C warrants exercised during the years ended December 31, 2001 and 2000.

     In 1999, the Company designated Series D and E warrants to purchase common stock. The Series D warrants have an exercise price of $1.50 per share of common stock and can be exercised until May 2001. The Series E warrants have an exercise price of $2.00 per share of common stock and can exercised until May 2002. These warrants may be called by the Company at $0.10 (Series D) and $0.15 (Series E) per warrant if the Company's common stock trades for $1.88 (Series D) and $2.50 (Series E) per share for ten consecutive days. As of December 31, 2001, there are 50,000 and 100,000 warrants outstanding for the Series D and Series E warrants, respectively. There were no Series D warrants or Series E warrants exercised during the years ended December 31, 2001 and 2000. During the year ended December 31, 2000, 50,000 Class D warrants were issued by the Company in connection with the issuance of the Series B convertible preferred stock.

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

     During the year ended December 31, 2000, there were 250,000 Series F warrants issued as described below and 48,000 Redeemable Series F warrants issued in connection with the issuance of the Series C Convertible Preferred Stock. All of the Series F and redeemable Series F warrants were outstanding at December 31, 2001.

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

     During 2001, the Company issued 353,100 shares of common stock in exchange for an interest in unproved leases and properties. The value of the stock as determined by the quoted trading prices on the dates of the transactions of $394,017 was recorded to oil and gas properties during the year ended December 31, 2001.


6.   Stock Based Compensation

     Stock Option Plans

     In 1994, the Company established a Stock Option Plan to compensate directors, employees, advisors and consultants. All options granted under the plan are exercisable at $1.00 per share and expire five years from the date of the grant. The exercise price for all options granted under this plan was re-priced in March 1999 to $0.50 per share. At December 31, 2001, there are 1,700,000 stock options reserved and available for grant under the plan.

     The following is a summary of activity for the stock options granted for the years ended December 31, 2001 and 2000:


                                             December 31, 2001                 December 31, 2000
                                      -------------------------------   -------------------------------
                                                         Weighted                          Weighted
                                         Number of         Average         Number of         Average
                                          Shares       Exercise Price       Shares       Exercise Price
                                      --------------   --------------   --------------   --------------
     Outstanding, beginning of year        1,170,000   $         0.50        1,170,000   $         0.50
     Granted                                  60,000   $         0.50             --     $         --
     Cancelled or expired                   (755,000)  $         0.50             --     $         --
                                      --------------   --------------   --------------   --------------
     Outstanding end of year                 475,000   $         0.50        1,170,000   $         0.50
                                      ==============   ==============   ==============   ==============
     Exercisable,end of year                 475,000   $         0.50        1,170,000   $         0.50
                                      ==============   ==============   ==============   ==============


     If not previously exercised, options outstanding at December 31, 2001 will expire as follows:

     As discussed in Note 1, the re-priced options are treated as variable options and the difference between the quoted stock price on July 1, 2000 of $0.41 per share and the quoted stock price at December 31, 2000 of $1.00 per share is recorded as an expense for all the re-priced options. The total effect for the year ended December 31, 2000 was $690,000, which is included in expenses.


                                                  Weighted
                                 Number of         Average
                                   Shares       Exercise Price
                               --------------   --------------
     December 31, 2002                 75,000   $         0.50
     December 31, 2003                340,000   $         0.50
     December 31, 2006                475,000   $         0.50
                               --------------   --------------
                                      475,000   $         0.50

     Pro Forma Stock-Based Compensation Disclosures

     As discussed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not lower than the market prices of the Company's common stock on the measurement dates. Had compensation been determined based on the estimated fair value at the measurement dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000 would have been changed to the pro forma amounts indicated below. Compensation under SFAS No. 123 for 2001 would have been nominal.

                                            2000
                                      -------------
     Net loss:
       As reported                    $  (1,431,673)
       Pro Forma                      $  (1,460,673)
     Net loss per common share
       As reported                    $        0.14
       Pro Forma                      $        0.14

7.   Environmental Issues

     The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

8.   Commitments and Contingencies

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

     The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

     Leases

     The Company has a non-cancellable sublease for office space. The lease requires minimum monthly rental payments of $1,766 until expiration in June 2002.

     The Company incurred rent expense of $21,858, and $31,085 for the years ended December 31, 2001 and 2000, respectively.

       Concentration of Credit Risk

       The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

9.   Series P Preferred Stock, Subject to Mandatory Redemption

     During 2001, the Company designated Series P convertible preferred stock. Each Series P convertible preferred share has a par value of $0.05 per share, no interest rate and no voting privileges. Series P shares are subject to mandatory redemption monthly depending on net revenues from the
     G. A. Lyons lease in Louisiana. The shares redeemed shall be equal to 25% of the net revenue of the lease. Each shareholder shall have the right to accept redemption of the shares at $1.00 per share or convert to common stock at $1.00 per share.

     Series P preferred stock has been classified outside of permanent equity in accordance with rules of the Securities and Exchange Commission. The shares are reported at fair value. Because the mandatory redemption is contingent on the occurrence of certain net revenues from an oil and gas lease, the redemption amount will not be reflected in the financial statements until the contingent net revenues are recognized.



10.  Supplemental Information on Oil and Gas Producing Activities

     The following table sets forth certain information with respect to the oil and gas producing activities of the Company:





                                                                           Years Ended December 31,
                                                                              2001           2000
                                                                          -----------    -----------
     Costs incurred in iol and gas producing activities:
       Acquisition of unproved properties                                 $   940,317    $ 1,618,030
       Acquisition of proved properties                                          --           43,455
                                                                          -----------    -----------
         Total costs incurred                                             $   940,317    $ 1,661,485
                                                                          ===========    ===========
     Net capitalized costs related to oil and gas producing activities:
       Unproved leasehold costs                                           $ 2,730,419    $ 1,790,102
       Proved lease hold costs                                            $ 4,572,790      4,709,390
         Less accumulated depletion and impairment                        $(4,496,492)   $(3,333,286)
                                                                          -----------    -----------
           Net oil and gas property costs                                 $ 2,806,717    $ 3,167,206


     The following table for 2001 is based on information prepared by the Company and 2000 is based on information prepared by a petroleum engineer who is the former president of the Company. The tables summarize changes in the estimates of the Company's net interest in total proved reserves of crude oil and condensate and natural gas, all of which are domestic reserves:

                                                                  (Unaudited)
                                                                  -----------
                                                       2001                         2000
                                                       ----                         ----
                                                  Oil            Gas          Oil            Gas
                                               (Barresl)        (MCF)      (Barresl)        (MCF)
                                               ----------    ----------    ----------    ----------
     Balance, beginning of year                    26,347       353,074        98,214     1,839,535
        Revisions of previous estimates              --            --          (3,562)     (468,855)
        Abandonment of minerals in plade (1)         --            --         (67,344)     (981,334)
        Sales of minerals in place                (25,963)     (178,162)         --            --
        Production                                   (384)      (84,781)         (961)      (36,272)
                                               ----------    ----------    ----------    ----------
     Balance, end of year                            --          90,131        26,347       353,074
                                               ==========    ==========    ==========    ==========
     Proved developed reserves:
        December 31, 2001                            --          90,131        78,349     1,478,366
                                               ==========    ==========    ==========    ==========
        December 31, 2000                           6,311       237,981         6,311       237,981
                                               ==========    ==========    ==========    ==========


(1) Abandonment of minerals in place resulted from the expiration of a proved undeveloped leasehold


10.  Supplemental Information on Oil and Gas Producing Activities (Continued)

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in proved reserves are based on subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

11.  Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

     The standardized measure of discounted future net cash flows at December 31, 2001 and 2000, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                       Years Ended December 31,
                                                          2001          2000
                                                      -----------   -----------

     Future cash inflows                              $   224,000   $ 2,809,000
     Future development and production costs              (49,000)     (740,000)
                                                      -----------   -----------
     Future net cash flows, before income tax             175,000     2,069,000
     Future income taxes                                     --            --
                                                      -----------   -----------
     Future net cash flows                                175,000     2,069,000
     10% annual discount                                  (99,000)     (692,000)
                                                      ===========   ===========
     Standard measure of discounted
       future net cash flows                          $    76,000   $ 1,377,000


11.  Standardized  Measure  of  Discounted  Future  Net Cash  Flows  (Unaudited)
     (Continued)

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:

                                                               Years Ended December 31,
                                                                  2001           2000
                                                              -----------    -----------
     Sales of oil and gas produced, net of production costs   $  (121,000)   $    (9,000)
     Abandonment of minerals                                         --       (1,822,000)
     Net changes in prices and production costs                  (291,000)     1,109,000
     Revisions and other                                          (39,000)    (1,010,000)
     Sales of minerals in place                                  (988,000)          --
     Accretion of discount                                        138,000        283,000
                                                              -----------    -----------
       Net change                                              (1,301,000)    (1,449,000)
     Balance, beginning of year                                 1,377,000      2,826,000
                                                              -----------    -----------
     Balance, end of year                                     $    76,000    $ 1,377,000
                                                              ===========    ===========

                                      F-20