Form 10QSB
period 2002-03-31
EMPIRIC ENERGY INC
filed 2002-05-15
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB





[X]       Quarterly report under Section 13 or 15(d) of the Securities  Exchange
          Act  of  1934  for  the   quarterly   period  ended  March  31,  2002.
                                                               ----------------


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _________ to _________.


                         Commission File Number 1-13162


                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter.)


            Delaware                                          75-2455467
            --------                                          ----------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                          Identification Number)

   14677 Midway Road, Suite 207
          Addison, Texas                                      75001
   ----------------------------                               -----
(Address of principal executive offices)                    (Zip Code)

                                 (972) 387-4100
                                 --------------
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

As of March 31, 2002, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,180,512.

As of March 31, 2002, the number of shares outstanding of the Registrant's Common stock was 16,739,539.

Transitional Small Business Disclosure Format        Yes  X  No
                                                         ---    ---

Page 1 of pages contained in the sequential number system. The Exhibit Index is on Page 8 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

PART I                                                                      PAGE
                                                                            ----
     Item 1. Financial Statements                                             3

     Item 2. Management's   Discussion  and  Analysis  of  Financial
             Condition and Results of Operations                              7

PART II

     Item 1. Legal Proceedings                                                8

     Item 2. Changes in Securities                                            8

     Item 3. Defaults Upon Senior Securities                                  8

     Item 4. Submission of Matters to a Vote of Securities Holders            8

     Item 5. Other Information                                                8

     Item 6. Exhibits and Reports on Form 8-K                                 8

SIGNATURE PAGE                                                                9

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosure, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB dated December 31, 2001.


                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET

                                   ASSETS                                       March 31,      December 31,
                                   ------                                            2002           2001
                                                                               ------------    ------------
CURRENT ASSETS:
         Cash and cash equivalents                                                  131,345    $     13,328
                                                                               ------------
         Oil and gas sales receivable                                                 3,374           2,910
                                                                               ------------    ------------

                  Total current assets                                              134,719          16,238
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT:
         Oil and gas properties (full cost method):
                  Unproved leasehold costs                                        2,725,516    $  2,730,419
                  Proved leasehold costs and well equipment                       4,571,190       4,572,790
         Less accumulated depletion and impairment                               (4,523,355)     (4,496,492)
                                                                               ------------    ------------

                  Net property and equipment                                      2,773,351       2,806,717
                                                                               ------------    ------------
             Other assets                                                            14,758          15,086
                                                                               ------------    ------------

         Total Assets                                                          $  2,922,828    $  2,838,041
                                                                               ------------    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
         Current portion of long-term debt                                     $    113,467    $     20,071
         Accounts payable and accrued expenses                                      263,088         173,183
         Payroll  taxes payable                                                        --            70,134
         Notes payable                                                                 --           100,885
         Due to related parties                                                      24,246          67,434
                                                                               ------------    ------------

                  Total current liabilities                                         400,801         431,707

LONG-TERM DEBT, net of current portion                                                 --               625
                                                                                               ------------

                                    Total liabilities                               400,801         432,332
                                                                               ------------    ------------

          Commitments and contingencies:                                               --              --
         (Note 7 and 8)                                                                --             8,750
          Series P preferred stock, subject to mandatory redemption (Note 9)   ------------     ------------


STOCK HOLDERS EQUITY (Note 5):
        Series A convertible preferred stock                                           --              --
        Series B convertible preferred stock                                           --              --
        Series C convertible preferred stock                                           --              --
        Series P convertible preferred stock                                          8,750            --
        Common  stock, $.01  par  value;
        20,000,000  shares   authorized;16,739,539                                  167,271         153,467
              Issued and outstanding                                                   --              --
        Common stock subscribed, 37,500 shares                                   10,978,429      10,740,614
         Additional paid-in capital                                                    --              --
         Receivables                                                             (8,602,423)     (8,467,122)
                                                                               ------------    ------------
         Accumulated deficit                                                      2,552,027       2,426,959
                                                                               ------------    ------------
                                                                                    (30,000)        (30,000)
                                                                               ------------    ------------
           Less treasury stock, 150,000 shares, at cost                           2,522,027       2,396,959
                                                                               ------------    ------------
                Total stockholders' equity
                   Total liabilities and stockholder's equity                  $  2,922,828    $  2,838,041
                                                                               ============    ============


                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                          ------------------------------
                                                          Mar. 31, 2002   Mar. 31, 2001
                                                           (Unaudited)     (Unaudited)
                                                          -------------    -------------
REVENUES:
         Oil and gas sales                                $       5,071    $      89,193
                                                          -------------    -------------

COST AND EXPENSES:
         Production Expense                                       1,558           29,346
         Depletion and Depreciation                              27,191           42,843
         General and Administrative                             107,627          100,177
                                                          -------------    -------------

                           Total Costs and Expenses       $     136,376    $     172,366
                                                          -------------    -------------

OTHER INCOME (EXPENSE):
         Consulting Income                                         --               --
         Other Income                                              --               --
         Interest Expense                                        (3,995)          (3,243)
                                                          -------------    -------------

                           Total other income (expense)          (3,995)          (3,243)
                                                          -------------    -------------

NET LOSS                                                  $     135,300    $     (86,416)
                                                          =============    =============

BASIC AND DILUTED NET LOSS PER SHARE                      $       (0.01)   $       (0.01)
                                                          =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                          16,739,539       13,459,640


                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                  Mar. 31, 2002   Mar. 31, 2001
                                                                                   (Unaudited)     (Unaudited)
                                                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $    (135,300)   $    (86,416)
       Adjustments to reconcile net loss to net cash from operating activities:
         Depletion, depreciation and impairment                                          27,191          42,843
         Amortization and debt discount                                                    --
         Common stock, warrants and options issued for services                            --
         Changes in assets and liabilities:
                  Accounts receivable                                                      (464)        (37,837)
                  Prepaid expenses                                                         --              (688)
                  Accounts payable and accrued expenses                                  26,272         (11,408)
                  Oil and gas revenues payable                                             --            (6,077)
                             Plugging & abandonment liabilities                          (5,964)           --
                  Due to related parties                                                (43,188)         31,247
                                                                                  -------------    ------------

            Net cash used by operating activities                                      (131,453)        (68,336)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of oil and gas properties                                       $        --      $   (458,302)
                                                                                  -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                      --            (9,137)
         Repayments of long-term debt                                                    (2,150)        379,497
         Proceeds from sales of common stock                                            251,620           1,688
                                                                                  -------------    ------------

            Net cash provided by financing activities                                   249,470         371,798
                                                                                  -------------    ------------
NET INCREASE (DECREASE) IN CASH                                                         118,017        (154,841)
CASH, beginning of the period                                                            13,328         216,167
                                                                                  -------------    ------------
CASH, end of the period                                                           $     131,345    $     61,326
                                                                                  =============    ============
SUPPLEMENTAL INFORMATION
         Cash paid during period for interest                                     $        --      $      1,912
                                                                                  =============    ============


NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 2001 Annual Report on Form 10-KSB.

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of March 31, 2002 Quarter to March 31, 2001 Quarter

     Revenues of $5,071 were $84,122 or 60% lower than 2001. The decrease was due to lower oil and gas prices and the sale of the South Texas properties.

     Production expense of $1,558 was $27,788 or 56% less than 2001.

     Depletion and depreciation expenses of $27,191 were $15,652 or 42% lower than 2001. The decrease was also due to the sale of the South Texas properties.

     General and Administrative expense of $107,627 was $7,450 or 7% higher than 2001. The expenses of the quarters were similar and there were administration differences between the periods.

     Interest expense of $3,995 was $752 or 20% higher than 2001. The difference was due to a slightly higher level of debt in first quarter of 2002 compared to 2001.

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

Liquidity

     Cash flows provided an increase of $118,017 leaving a cash balance of $131,345 at March 31, 2002. Net cash used by operating activities was $131,453 due primarily to the net loss of $135,300, offset by non-cash expenses and the increases in the accruals of current liabilities provided $249,470 in cash flow.

     At March 31, 2002, the Company had a working capital deficit of $266,082 and a equity to debt ratio of approximately 6 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

1,380,500 shares of Common stock were issued.

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

Date: May 15, 2002


                                      EMPIRIC ENERGY, INC.

                                      By:   /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer