Form 10QSB
period 2002-06-30
EMPIRIC ENERGY INC
filed 2002-08-14
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _________ to _________.


                         Commission File Number 1-13162


                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter.)


                 Delaware                                 75-2455467
 ------------------------------                  ------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification Number)

       14677 Midway Road, Suite 207
              Addison, Texas                                  75001
 ------------------------------                  ------------------------------
     (Address of principal                                  (Zip Code)
       executive offices)

                                 (972) 387-4100
               -------------------------------------------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---  ---
As of June 30, 2002, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $2,872,326.

As of June 30, 2002, the number of shares outstanding of the Registrant's Common stock was 17,964,539.

Transitional Small Business Disclosure Format        Yes X No
                                                        ---  ---



 Page 1 of 2 pages contained in the sequential number system. The Exhibit Index is on Page 8 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB



PART I                                                                    PAGE
                                                                          ----

     Item 1.      Financial Statements                                     3-6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

PART II

     Item 1.      Legal Proceedings                                         8

     Item 2.      Changes in Securities                                     8

     Item 3.      Defaults Upon Senior Securities                           8

     Item 4.      Submission of Matters to a Vote of Securities Holders     8

     Item 5.      Other Information                                         8

     Item 6.      Exhibits and Reports on Form 8-K                          8


SIGNATURE PAGE                                                              8

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



                              EMPIRIC ENERGY, INC.
                                 BALANCE SHEETS

                                                     June 30,      December 30,
                                                        2002            2001
 ASSETS                                             (Unaudited)     (Unaudited)
CURRENT ASSETS:

     Cash                                           $    19,418    $    13,328

     Oil and gas sales receivable                         3,300          2,910
                                                    -----------    -----------
                         Total current assets       $    22,718    $    16,238
                                                    ===========    ===========
PROPERTY AND EQUIPMENT:

     Oil and gas properties (full cost method):

   Unproved leasehold costs                           2,856,017    $ 2,730,419

   Proved leasehold costs and well equipment          4,571,190      4,572,790

   Less accumulated depletion and impairment         (4,523,355)    (4,496,492)
                                                    -----------    -----------
                       Net property and equipment     2,903,852      2,806,717
                                                    -----------    -----------
    Other assets                                         14,431         15,086
                                                    -----------    -----------
              Total Assets                          $ 2,941,001    $ 2,838,041
                                                    ===========    ===========








                                                                              June 30,      December 30,
                                                                                 2002           2001
 LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)    (Unaudited)
 ------------------------------------                                        ------------    ------------
CURRENT LIABILITIES:
               Current portion of long-term debt                             $     40,243    $     20,071

                Accounts payable and accrued expenses                             128,243         173,183

                Payroll taxes payable                                              70,152          70,134

                Notes Payable                                                        --           100,885

                Due to related parties                                             48,902          67,434
                                                                             ------------    ------------
                                  Total current liabilities                  $    287,540       $431, 707
                                                                             ------------    ------------

LONG-TERM DEBT, net of current portion                                               --               625

STOCKHOLDERS' EQUITY:

                Series P Convertible preferred stock, no par value,                 8,750           8,750
                               liquidation preference

              Common stock, $0.01 par value; 30,000,000 sharesauthorized;         179,521         153,467
                                  17,964,539  and 15,346,539 shares issued and
                                  outstanding                                  11,137,927      10,740,614

             Additional paid-in capital                                           (30,000)        (30,000)

             Less treasury stock, 150,000 shares, at cost                          41,467            --

             Stock paid not issued                                             (8,684,204)      (8467,133)
                                                                             ------------    ------------
             Accumulated deficit                                                2,653,461       2,396,959
                                                                             ------------    ------------
                                                Total stockholders' equity

                Total liabilities and stockholders' equity                   $  2,941,001    $  2,838,041
                                                                             ============    ============




                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                               Six Months Ended              Three Months Ended
                                       June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                        ------------    ------------    ------------    ------------
REVENUES:

   Oil and gas sales                    $      9,433    $    166,905    $      4,361    $     77,713


COST AND EXPENSES:

   Production expense                          2,993          61,295           1,434          31,949
   Depletion and depreciation                 27,518          85,686             328          42,843
   General and administrative                190,699         185,903          83,072          85,727
                                        ------------    ------------    ------------    ------------
             Total Costs and Expenses        221,210         332,884          84,834         160,519

NET LOSS FROM OPERATIONS                    (211,777)       (165,979)        (80,473)        (82,806)
                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):

   Interest expense                           (5,305)         (5,976)         (1,309)         (2,733)
                                        ------------    ------------    ------------    ------------


NET LOSS                                $   (217,082)   $   (171,955)   $    (81,782)   $    (85,539)
                                        ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE    $      (0.01)   $      (0.01)   $      (0.05)   $      (0.01)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING       16,199,159      13.751.098      17,772,094      13,997,355
                                        ============    ============    ============    ============



                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS


                                                                                  Six Months Ended
                                                                              June 30, 2002    June 30, 2001
                                                                               (Unaudited)      (Unaudited)
                      CASH FLOWS FROM OPERATING ACTIVITIES:                    -----------      -----------
    Net loss                                                                   $  (217,082)     $  (171,955)
    Adjustments to reconcile net loss to net cash from operating activities:
                  Depletion, depreciation and impairment                            27,518           85,686

    Changes in operating assets and liabilities:
              Oil and gas sales receivable                                            (390)        (133,593)
              Accounts payable and accrued liabilities                             (44,922)         (20,468)
                                                                               -----------      -----------

                                 Net cash used by operating activities            (234,876)        (240,330)
                                                                               -----------      -----------


 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of oil and gas properties                                            (123,998)        (233,247)
                                                                               -----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
         Due to related party                                                      (18,532)            --
         Changes in  long-term debt                                                 19,546             --
         Proceeds from sales of common stock                                       322,483          422,200
         Proceeds from sales of stock subscription                                  41,467            3,287
         Purchase of Treasury Stock                                                   --            (30,000)
                                                                               -----------      -----------
                      Net cash (used) provided by financing activities             364,964          395,487


 NET INCREASE (DECREASE) IN CASH                                                     6,090          (78,090)
 CASH, beginning of the period                                                      13,328          216,166
                                                                               -----------      -----------
 CASH, end of the period                                                            19,418      $   138,076

 SUPPLEMENTAL INFORMATION
    Cash paid during period for interest                                       $      --        $     5,976
                                                                               -----------      -----------
 NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock dividends issued to preferred stockholders                  $      --        $   172,096
                                                                               -----------      -----------

NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 2001 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Quarter Ended June 30, 2002 to Quarter Ended June 30, 2001

     Revenues of $4,361 were $73,352 or 94% lower than 2001. The decrease was due to lower production, lower gas prices, and the sale of the South Texas properties in 2001.

     Production expense of $1,434 was $30,515 or 96% less than 2001. The decrease was due to lower production, lower gas prices, and the sale of the South Texas properties in 2001.

     Depletion and depreciation expenses of $328 were $42,515 or 99% lower than 2001. The decrease was due to lower production, lower gas prices, and the sale of the South Texas properties in 2001.

     General and Administrative expense of $83,072 approximated the 2001 amount of $85,727.


Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

     The net loss of $217,082, reported for the six months ending June 30, 2002 was due to a lack of income to offset the operating expenses.

     The General and Administrative expenses of $190,699 for the six month period ending June 30, 2002 approximated the $185,903 reported for the June 30, 2001 period

     Interest expense of $5,305 approximated that in 2001.

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


Liquidity

     Cash flows for the six months ended June 30, 2002 provided a net increase of $6,090 leaving a cash balance of $19,418 at June 30, 2002. Net cash used by operating activities was $234,876 due primarily to the net loss of $217,082, offset by non-cash expenses and the increases in accounts receivable, as well as payments on accounts payable and accrued expenses. Net cash used by investing activities was $123,998 which was primarily for the purpose of purchasing oil and gas properties, and utilized in the four well workover program in the Crab Lake Field in Cameron Parish, Louisiana.

     At June 30, 2002, the Company had a working capital deficit of $264,822 and a equity to current liability ratio of approximately 9 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.


Subsequent Events

     In the four well workover program in the Crab Lake Field in Cameron Parish, Louisiana, two wells have been completed. One well is producing approximately 20 plus barrels per day of oil, and a gas well is awaiting the installation of a meter. The third gas well will be completed in approximately three weeks. The Company has a 50% working interest with a 30% net revenue interest.

PART II.
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

1,225,000 shares of Common stock were issued.

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

Date: August 6, 2002                                   EMPIRIC ENERGY, INC.

                                                        By:   /s/  James J. Ling
                                                              ------------------
                                                              James J. Ling
                                                              Chairman and Chief
                                                              Executive Officer