Form 10QSB
period 2002-09-30
EMPIRIC ENERGY INC
filed 2002-11-12
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

      14675 Midway Road, Suite 207
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

As of September 30, 2002, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,761,488.

As of September 30, 2002, the number of shares outstanding of the Registrant's Common stock was 18,644,939.

Transitional Small Business Disclosure Format  Yes X  No
                                                  ---   ---

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB



PART I                                                                     PAGE

  Item 1.  Financial Information                                           3 - 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    7 - 8

PART II

  Item 1.  Legal Proceedings                                                 8

  Item 2.  Changes in Securities                                             8

  Item 3.  Defaults Upon Senior Securities                                   8

  Item 4.  Submission of Matters to a Vote of Securities Holders             8

  Item 5.  Other Information                                                 8

  Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURE PAGE                                                               9

CERTIFICATION                                                                9

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

                              EMPIRIC ENERGY, INC.
                                  BALANCE SHEET
                                                 September 30,    December 31,
ASSETS                                                 2002             2001
                                                 (Unaudited)
                                                 -------------    -------------

CURRENT ASSETS:

     Cash                                        $      35,757    $      13,328

      Oil and gas sales receivable                      28,761            2,910

      Prepaid Expense                                    3,071             --
                                                 -------------    -------------
                   Total current assets                 67,589           16,238

                                                 -------------    -------------


PROPERTY AND EQUIPMENT:

   Oil and gas properties (full cost method):

   Unproved leasehold costs                          2,962,192        2,730,419

   Proved leasehold costs and well equipment         4,571,190        4,572,790

   Less accumulated depletion and impairment        (4,522,646)      (4,496,492)
                                                 -------------    -------------

            Net property and equipment               3,010,736        2,806,717
                                                 -------------    -------------


OTHER ASSETS:                                           14,103           15,086
                                                 -------------    -------------

              Total Assets                       $   3,092,428    $   2,838,041
                                                 =============    =============


                                                                   September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     2002             2001
                                                                    (Unaudited)
                                                                   -------------    -------------
CURRENT LIABILITIES:

    Current portion of long-term debt                              $      17,815    $     120,956

     Accounts payable and accrued expenses                               292,146          173,184

     Payroll taxes payable                                                70,275           70,134

     Due to related parties                                               69,565           67,434

           Total current liabilities                                     449,801         431, 708


 LONG-TERM DEBT, net of current portion                                    - 0 -              625
                                                                   -------------    -------------
 STOCKHOLDERS' EQUITY:

    Series P Convertible preferred stock, no par value; 175,000            6,250            8,750
          Shares authorized; 50,000 shares issued


    Common stock, $0.01 par value; 30,000,000 shares authorized;         187,950          153,466
          18,794,939 and 15,346,539 shares issued respectively


    Additional paid-in capital                                        11,188,827       10,740,614

    Less Treasury Stock 150,000 shares, at cost                          (30,000)         (30,000)

    Accumulated deficit                                               (8,710,400)      (8,467,122)
                                                                   -------------    -------------

                 Total stockholders' equity                            2,642,627        2,405,708
                                                                   -------------    -------------

           Total liabilities and stockholders' equity              $   3,092,428    $   2,838,041
                                                                   =============    =============


                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Nine Months Ended               Three Months Ended
                                       September 30,    September 30,    September 30,    September 30,
                                             2002             2001             2002             2001
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                       -------------    -------------    -------------    -------------
REVENUES:

   Oil and gas sales                   $      41,534    $     198,012    $      32,101    $      31,107


COST AND EXPENSES:

   Production Expense                          2,670          164,629             (323)         103,334

   Depletion and Depreciation                 27,137          128,636             (381)          42,950

   General and Administrative                254,666          264,801           63,966           78,898
                                       -------------    -------------    -------------    -------------

          Total Costs and Expenses           284,473          558,066           63,262          225,182
                                       -------------    -------------    -------------    -------------

NET LOSS FROM OPERATIONS                    (242,939)        (360,054)         (31,161)        (194,075)

OTHER INCOME (EXPENSE):

   Interest, net                                (338)         (10,551)           4,966           (4,575)
                                       =============    =============    =============    =============


NET LOSS                               $    (243,277)   $    (370,605)   $     (26,195)   $    (198,650)


BASIC AND DILUTED NET LOSS PER SHARE   $       (0.01)   $       (0.03)   $        0.00    $       (0.01)
                                       =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING       17,245,629       14,126,129       18,390,457       14,863,960
                                       =============    =============    =============    =============


                               EMPIRIC ENERGY, INC
                             STATEMENT OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                              ------------------------------
                                                                              September 30,    September 30,
                                                                                    2002             2001
                                                                               (Unaudited)      (Unaudited)
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                 $    (243,277)   $    (370,605)
   Adjustments to reconcile net loss to net cash from operating activities:
      Depletion, depreciation and impairment                                         27,137          128,636

   Changes in assets and liabilities:
         Accounts receivable                                                        (25,850)        (105,727)
         Prepaid Expense                                                             (3,072)            --
         Accounts payable and accrued liabilities                                   119,104          135,776
         Due to related party                                                         2,131             --
                                                                              -------------    -------------

              Net cash used by operating activities                                (123,827)        (211,920)
                                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of oil and gas properties                                              (230,174)        (265,731)
   Interfederal                                                                        --            (27,000)
   Acquisition of treasury stock                                                       --            (30,000)
                                                                              -------------    -------------

              Net cash used in investing activities                                (230,174)        (322,731)
                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                    (103,766)          (9,613)
   Proceeds from sales of common stock                                              480,196          425,000
   Proceeds from issuance of debt                                                      --             62,735
                                                                              -------------    -------------

              Net cash provided by financing activities                             376,430          478,122
                                                                              -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                      22,429          (56,529)
CASH, beginning of the period                                                        13,328          216,166
                                                                              -------------    -------------

CASH, end of the period                                                       $      35,757    $     159,637
                                                                              =============    =============
SUPPLEMENTAL INFORMATION
   Interest paid during the year                                              $         338    $      10,551
                                                                              =============    =============

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Conversion of liabilities to common and preferred stock                    $         -0-    $     170,100
                                                                              =============    =============

   Issuance of stock to acquire oil and gas properties                        $         -0-    $     239,515
                                                                              =============    =============

   Common stock dividends issued to preferred stockholders                    $         -0-    $     172,096
                                                                              =============    =============



NOTES TO FINANCIAL STATEMENTS

See notes to financial statements included in the Company's 2001 Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of September 30, 2002 Quarter to September 30, 2001 Quarter

         Revenues of $32,101 were $994 or 4% higher than 2001. The increase was due to oil production in South Louisiana.

         Production expense of $(323) was $103,657 or 101% lower than 2001. The decrease was due to lower production, lower gas prices, and the sale of the South Texas properties in the third quarter of 2001.

         Depletion and depreciation expenses of $(381) were $43,331 or 101% lower than 2001. The decrease was due to lower production, lower gas prices, and the sale of the South Texas properties in the third quarter of 2001.

         General and Administrative expense of $63,966 was $14,932 or 19% lower than 2001 due to lower costs.


         Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

         The net loss of $243,277, reported for the nine month ending September, 30, 2002, included non-cash charges of $27,137 for depletion and depreciation. The expense still reflects costs associated with the LDC Operating (LDC) Bankruptcy proceedings.

         The General and Administrative expenses of $254,666 for the nine month period ending September 30, 2002 was $10,135 less than the $264,801 reported for the September 30, 2001 period due to slightly lower costs.

         Interest expense of $338 was $10,213 or 97% lower than 2001. The difference was due to negotiations for retiring debt with no interest payments.

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

Liquidity

         Cash flows provided a net increase of $22,429 leaving a cash balance of $35,757 at September 30, 2002. Net cash used by operating activities was $123,827 due primarily to the net loss of $243,277. Net cash used by investing activities was $230,174 which was primarily for the purpose of purchasing oil and gas properties.

         At September 30, 2002, the Company had a working capital deficit of $382,212 and a equity to debt ratio of approximately 6 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

Subsequent Events

The Company has completed workover of 2 wells in South Louisiana, the oil well is currently producing, and the gas well is awaiting installation of a gas meter, which has been unavoidably delayed by current weather conditions and flooding in the South Louisiana area. It is expected that, based on remedial action taken this week to drain this area, the meter installation for the gas production well will be completed by approximately November 30, 2002, and work on completing a third well (a gas well) will commence at the same time. Engineering reports of the reserves developed from the successful workover wells is currently being developed.

The LDC Operating Company (LDC) Bankruptcy proceeding, continues to be an ongoing expense, with no final conclusion yet in sight.


Production Acquisition

The Company has been in negotiations to acquire substantial revenue producing properties and contiguous leasehold acreage that would provide substantial drilling and exploration opportunities. There can be no assurance that the Company can successfully complete this acquisition.

The Company is currently in negotiations to fund a 25% working interest. in a large exploration and development program in Southern Louisiana. The Company believes that it can develop initial funding of the first stage of this project, which could commence in November, 2003.

The Company has received a report from an exploration company, who shares a 30% leasehold interest in approximately 43,000 acres in the Texas Panhandle Field. (The Company owns a 62% working interest in the same 43,000 acreage). The report is being presented to several large energy companies currently operating in the field. The exploration company developing this report is optimistic that positive developments will occur in this leasehold acreage in the near future, which could include partnerships, farm-outs, farm-ins, outright sale, or a combination of the above.


PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

LDC Bankruptcy and J & L Lawsuit for moneys owed by LDC.

ITEM 2.  CHANGES IN SECURITIES

3,448,400 shares of Common stock were issued.

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

Date:  November 11, 2002
                                         EMPIRIC ENERGY, INC.

                                         By:  /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer

CERTIFICATIONS
--------------


I, James, J. Ling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empiric Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                         EMPIRIC ENERGY, INC.

                                         By:  /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer