Form 10KSB
period 2002-12-31
EMPIRIC ENERGY INC
filed 2003-04-15
CIK 921182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of 1934
                                 [Fee Required]

                  For the fiscal year ended: December 31, 2002

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

As of March 31, 2003, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board, was $4,683,975.

As of March 31, 2003, the number of shares outstanding of the Registrants' common stock was 10,961,240.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-KSB


PART I.                                                                   PAGE #

Item 1.    Description of Business.............................................1

Item 2.    Description of Property...........................................2-3

Item 3.    Legal Proceedings...................................................3

Item 4.    Submission of Matters to a Vote
           of Security Holders.................................................3

PART II.

Item 5.    Market for Common Equity and
           Related Stockholder Matters.........................................4

Item 6.    Management Discussion and Analysis
           of Financial Condition and Results of Operations................. 4-6

Item 7.    Financial Statements................................................7

Item 8.    Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure  ................7

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...................8

Item 10.   Executive Compensation..............................................8

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management......................................................9

Item 12.   Certain Relationships and Related Transactions......................9

Item 13.   Exhibits and Reports on Form 8-K...................................10

Item 14.   Internal Controls..................................................10

SIGNATURE PAGE................................................................10

Certifications ...............................................................11

                                     PART I.

ITEM I.  DESCRIPTION OF BUSINESS

Background - From Inception to Present
--------------------------------------

     The Company is an independent oil and gas exploration and production company with leasehold properties in the Hugoton Panhandle Field (the "Panhandle Field"), Holmes County, Mississippi, Pennsylvania and South Louisiana.

     On March 21, 1996, the Company signed an agreement with Westar Energy, Inc. ("Westar") to take part in a joint venture drilling program. The drilling program was accomplished on leases owned by Westar in Indiana and Westmoreland Counties, Pennsylvania. The Company financed its portion of the drilling and completion costs of the first eight wells by obtaining outside investors.

     The Company has been in negotiations to acquire substantial revenue producing properties and contiguous leasehold acreage that would provide substantial drilling and exploration opportunities in South Louisiana. There can be no assurance that the Company can successfully complete this acquisition. The Company is currently in negotiations to fund a 25% working interest in a large exploration and development program in South Louisiana. The Company believes that it can develop initial funding of the first stage of this project, which could commence in November, 2003.


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

     The Company is also actively seeking the acquisition of additional producing and non-producing oil and gas leases directly or through the acquisition of or business combinations with all or a portion of energy-related companies or properties. (See Planned Activities).

ITEM 2. DESCRIPTION OF PROPERTY


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

     SOUTH TEXAS PROPERTIES. The Company's working interests, varying from 33% to 51%, in 12 producing wells in Zavala County, Texas were sold in September, 2001.

     The Company still has working interests in oil and gas leases and wells in the Panhandle Field of Texas, primarily in Moore and Potter Counties, in Indiana and Westmoreland Counties, Pennsylvania, as well as the South Thornton Field in Jefferson Parish, Louisiana.

     PANHANDLE FIELD AREA. The Panhandle Field covers 19 counties in the Texas and Oklahoma panhandles and in Western Kansas. The Company owns a 62% working interest in the 43,000 acres.

     PENNSYLVANIA PROPERTIES. (See Westar Energy, Inc. Page 1)

     SOUTH THORNWELL FIELD. The Company has a thirty percent (30%) working interest in the South Thornwell Field in Jefferson Parish, Louisiana. The 30% working interest is an approximate 850 acres, out of a 6,000 acre field. The Thornwell Field has produced approximately 3 trillion cubic feet of gas to date. According to Shell Oil Company interpretation of 3D seismic, there remains in excess of 323 Bcf of gas located in five pay zones. This property represents the Company's unproved leasehold costs in its balance sheet at December 31, 2002.

     The LDC Operating, Inc. ("LDC") lease (30% working interest owned by Empiric Energy, Inc.) includes the highest point of the structure which gives LDC access to 60% of the remaining gas reserves. This represents a substantial source of production for Empiric's 30% working interest ownership in the field.

Planned Activities

     As described elsewhere in this report, the Company has developed many contacts in the industry and has been presented with many opportunities for investments in acquisitions or combinations with other companies and/or working interest participation in promising proved and undeveloped acreage prospects. The Company is negotiating agreements in principle to acquire interests in producing wells and leasehold acreage with further development possibilities. This program for development, expansion and financial growth depends on the Company obtaining adequate working capital although a substantial portion of the working capital will be obtained by issuing the Company's equity securities.

     The Company signed a Letter of Intent to acquire from Venture Energy, Inc, in November, 2002 a significant working interest in several on-going projects located in Louisiana, including the Livonia Field, in Pointe Coupee Parish, and the Red River Bull Bayou, located in the Red River Parish, Louisiana, which will include returning 20 wells in an existing water flood program. In addition, a current acquisition is in progress of a well in the Lake Washington Field, in Placquemines Parish, Louisiana. The cost of this acquisition was $75,000 plus 175,000 Empiric Energy, Inc. Rule 144 Common shares, and 95,000 Rule 144 Series "L" Preferred shares. Another 425,000 Empiric Energy, Inc. Rule 144 Common shares, and 225,000 Rule 144 Series "L" Preferred shares are held in escrow to be released after the wells have been proven.

     The Company believes the acquisition of the above properties, wherein the Empiric Energy, Inc. working interest will range from 20% to 40%, with production accruing to Empiric Energy, Inc. of approximately 300 to 400 BOPD and 250 mcfpd, will add significant revenues to Empiric Energy, Inc., commencing in April, 2003 and increasing substantially thereafter.


Productive Well Summary

     The following table sets forth certain information regarding the Company's ownership, through December 31, 2002 of productive wells in the areas indicated.


                        PRODUCTIVE WELLS
                              OIL                      GAS
                       GROSS       NET          GROSS       NET

Pennsylvania             0          0             7          4
Louisiana                1          .5            1          .5



ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant, in what it considers to be a spurious lawsuit that relates to the LDC Operating Company Bankruptcy, and related claims to the leasehold interest. The claim is for approximately $60,000. The Company believes that the potential loss, if any, from this matter will not have a material effect on its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November of 2002 a restructuring of stock was proposed to Shareholders. This restructuring included a 1 for 2 split, and a dividend of one "L" Series Preferred Convertible Share for every ten pre-split common shares of record. A letter was sent out to shareholders on November 25, 2002, asking for their consent prior to December 20, 2002. We received 56% approval. The restructuring was put in to action, and became effective for shareholders of record on January 14, 2003.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Series A Warrants were listed for trading on the Boston Stock Exchange from October 24, 1994 to December 10, 1996, at which time the securities were de-listed because of minimum unit prices being bid on the Boston Stock Exchange. The Common shares are now quoted on the OTC Bulletin Board market. The following are the high and low bid prices for the Company's Common Stock as reported by the NASDAQ OTC Bulletin Board (Symbol: EMPE) in 2002 and 2001.

     The Company declared a restructure of capital with a 1 for 2 reverse split of the common stock, and a one for ten (pre-split) dividend of "L" series preferred convertible shares, effective January 14, 2003. All shares and per share information in this report has been retroactively adjusted for the reverse stock split, including the amounts below.

                                                     HIGH      LOW      CLOSE
                                       VOLUME        TRADE     TRADE    TRADE

      2001
      First Quarter                      582,600     2.18      0.62     1.00
      Second Quarter                     703,150     1.90      0.74     1.14
      Third Quarter                      409,600     1.18      0.50     0.56
      Fourth Quarter                     793,300     0.70      0.30     0.56

      2002
      First Quarter                      626,750     0.66      0.20     0.38
      Second Quarter                   1,402,700     0.80      0.26     0.32
      Third Quarter                      338,500     0.60      0.28     0.40
      Fourth Quarter                     282,000     0.62      0.38     0.44


     As of December 31,2002, there were approximately 628 stockholders of record and beneficial holders of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2002 to 2001

     The following schedule sets forth in summary the financial results of operations of the Company for the years ended December 31, 2002 and 2001.

                  YEAR        REVENUES        LOSS
              -----------   -----------   -----------
                  2002      $    48,561   $  (472,577)
                  2001      $   192,289   $(1,776,116)



     The decrease in revenues was due to the sale of South Texas Properties and lower production.

     Production expense of $5,966 in 2002 was $65,009 or 92% lower than 2001. The decrease was due to the sale of South Texas Properties and the plugging and abandonment of the Smith well in Mississippi in 2001.

     There were no plugging and abandonment expenses for 2002 compared to $193,187 in 2001. This plugging and abandonment was primarily due to the Smith well in Mississippi in 2001.

     Depletion and depreciation expenses of $34,794 were $181,527 or 84% lower than 2001. The decrease was due to the sale of South Texas Properties and the plugging and abandonment of the Smith well in Mississippi.

     There was no impairment expense for 2002 compared to $949,297 in 2001. This impairment is due primarily to the sale of the Company's South Texas properties in 2001.

     General and Administrative expense of $338,031 was $187,703 or 36% lower than 2001. The decrease was due principally to a decrease in consulting fees in 2002.

     Interest expense of $142,347 was $129,456 higher than 2001. The difference was due to a higher level of debt in 2002, and from the issuance of stock as a financing cost in connection with the Company's income participation units payable.

Liquidity

     As noted in the financial statements, the Company has suffered recurring losses from operations. Future positive results are dependent upon the Company's ability to raise capital or utilize securities to acquire producing properties or drill developmental wells in order to generate profits. In the event the Company is not able to raise capital or acquire properties, there is substantial doubt about the Company's ability to continue as a going concern.

     Cash flows provided an increase of $73,583 for 2002 leaving a cash balance of $86,911 at December 31, 2002. Net cash used by operating activities was $173,027 due primarily to the net loss of $472,577, offset by non-cash expenses. Net cash used by investing activities was $196,631 which was primarily for the purchase of oil and gas properties. Financing activities, which included the net proceeds from the issuance of long term debt and sales of common stock, provided cash of $443,241 which was used to support the operating and investing activities described above.

     During the year 2002, the Company issued the following securities which were outstanding at the end of the year:

           2,067,200              Common Shares, par value $0.01

     The Common Shares were issued at prices from $0.28 to $0.56 and were issued for cash, payables, debt, services and interest. None of the above securities were registered.

     As of December 31, 2002, the Company had a working capital deficit of $389,366. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow as set forth in the Planned Activities section above.

     The company has issued 455,000 Common shares and 15,000 Series L preferred shares for the acquisition of property from Venture Energy, Inc., certain debt payments, and to raise capital from January 1, 2003 through March 31, 2003.

Critical Accounting Policies

The Company prepared its financial statements in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates. In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we have identified the most critical accounting policies upon which our financial statements are based on as follows:

Revenue Recognition

Oil and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool." Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties, which are not subject to depletion, are assessed periodically for possible impairment. Any impairment amounts are transferred to the proved oil and gas properties. The Company had no impaired unproved properties as of December 31, 2002.

Under the full cost method of accounting, a "full cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, plus the cost of unproved properties not subject to depletion, less any related income tax effects.

Depletion   of  proved   oil  and  gas   properties   is   computed   using  the
unit-of-production method based on estimated proved oil and gas reserves.

Stock Options

The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options or warrants that are re-priced subsequent to December 15, 1998 are treated as variable stock options beginning on July 1, 2000 as required by Financial Interpretation No. 44 of the Financial Accounting Standards Board, Accounting for Certain Transactions Involving Stock Compensation.

     ITEM 7.      FINANCIAL STATEMENTS

The following financial statements are included as part of this Form 10-KSB following the signature page:

                                                                            Page

Report of Independent Auditors...............................................F-2
Balance Sheets...............................................................F-3
Statements of Operations ....................................................F-4
Statements of  Changes in Stockholders' Equity...........................F-5 & 6
Statements of Cash Flow......................................................F-7
Notes to Financial Statements........................................F-8 to F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company has one executive officer and one director, James J. Ling, Chairman, Chief Executive Officer. Following is a brief summary of the business background and experience of Mr. Ling.

     James J. Ling, age 80, is a co-founder of the Company and has been Chairman of the Board, Chief Executive Officer and a Director since inception in September, 1992. Since 1 985, Mr. Ling has been President of Hill Investors, Inc. ("Hill"), a company organized to hold oil and gas investments and to render consulting services.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company to each of its executive officers for services rendered to the Company in all capacities during the fiscal year ended December 31, 2002 and 2001.

SUMMARY COMPENSATION TABLE

NAME/POSITION        FISCAL YEAR    SALARY(1)    BONUS*    STOCK OPTIONS
James J Ling(1)         2001        $ 120,000     -0-           -0-
                        2002        $ 120,000     -0-           -0-

*See Employment Contract Summary.

          ( 1) Mr. Ling does not receive compensation directly from the Company. Under the terms of a management consulting agreement entered into between the Company and Hill Investors, Inc, Hill provides management consulting services for which the Company paid Hill a monthly fee of $7,500 until April 1998 and $10,000 per month until October 2004.

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

     Since 1994 the Board of Directors authorized additional shares to be set aside for issuance under the Plan bringing to 2,250,000 the total shares authorized for the Stock Option Plan. Options of 400,000 shares are still outstanding as of December 31, 2002 leaving 1,850,000 shares available.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The following table sets forth the number of shares of Common Stock held by the principal Officers and Directors of the Company as of December 31, 2002:

                            Shares     Beneficially
                           -------     ------------
      Name                   Owned                      % of Class
      ----                 -------                      ----------
      James J. Ling(1)     552,406                         5.7%

(1) Includes 156,508 shares of Common Stock held by the Dorothy Ruth Ling Trust, of which Mr. Ling is Trustee; and, 395,898 shares of Common Stock held by Hill Investors, Inc., owned by the DRL Trust of which Mr. Ling is President.

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

     Hill is a Delaware corporation which currently owns 395,898 shares or about 4 percent of the Company's outstanding Common Stock. Mr. Ling is the sole officer and director of Hill, and under existing SEC regulations, the beneficial owner of 100 percent of its outstanding capital stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     None


Item 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of February 3, 2003, (the "Evaluation Date") , within ninety days prior to the filing of this report and concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that all material information relating to our Company required to be filed in this annual report had been made known to them in a timely manner.

     (b) Changes in Internal Controls.

     There have been no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.



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



                                                     /s/ James J. Ling
                                                     ---------------------------
                                                     James J. Ling. Chairman and
                                                       Chief Executive Officer

CERTIFICATIONS
--------------


I, James J. Ling, certify that:

1. I have reviewed this year-end report on Form 10-KSB of Empiric Energy, Inc.;

2. Based on my knowledge, this year-end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

                                                     EMPIRIC ENERGY, INC.

                                                     /s/ James J. Ling
                                                     ---------------------------
                                                     James J. Ling. Chairman,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                              EMPIRIC ENERGY, INC.

                              FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001



                                Table of Contents



Report of Independent Auditors...............................................F-2

Audited Financial Statements:

         Balance Sheets .....................................................F-3

         Statements of Operations ...........................................F-4

         Statements of Changes in Stockholders' Equity.......................F-5

         Statements of Cash Flows ...........................................F-7

         Notes to Financial Statements.......................................F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Empiric Energy, Inc.


We have audited the accompanying balance sheets of Empiric Energy, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empiric Energy, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring operating losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Substantially all of the Company's oil and gas properties at December 31, 2002 and 2001 are unproved leasehold costs.

                                                     Whitley Penn



Dallas, Texas
March 17, 2003


                              EMPIRIC ENERGY, INC.

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                         2002            2001
                                                                                   ------------    ------------
Assets
Current assets:
Cash and cash equivalents                                                          $     86,911    $     13,328
     Oil and gas sales receivable                                                        19,584           2,910
                                                                                   ------------    ------------
Total current assets                                                                    106,495          16,238
Property and equipment:
     Oil and gas properties (full cost method):
        Unproved leasehold costs                                                      2,979,004       2,730,419
        Proved leasehold costs and well equipment                                     4,571,190       4,572,790
        Less accumulated depletion and impairment                                    (4,529,975)     (4,496,492)
                                                                                   ------------    ------------
Net property and equipment                                                            3,020,219       2,806,717
Other assets                                                                             15,498          15,086
                                                                                   ------------    ------------
Total assets                                                                       $  3,142,212    $  2,838,041
                                                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                             $     11,543    $     20,071
     Accounts payable and accrued expenses                                               99,962         173,183
     Payroll taxes payable                                                               71,643          70,134
     Notes payable                                                                       75,000         100,885
     Income participation units payable                                                 215,950            --
     Due to related parties                                                              21,763          67,434
                                                                                   ------------    ------------
Total current liabilities                                                               495,861         431,707
Long-term debt, less current portion                                                       --               625
                                                                                   ------------    ------------
Total liabilities                                                                       495,861         432,332

Commitments and contingencies                                                              --              --

Series P preferred stock, subject to mandatory redemption                                 5,000           8,750

Stockholders' equity:
     Series L convertible preferred stock, $.10 par value; 2,120,000 shares
        1,933,094 authorized; shares issued as a stock dividend in January 2003;
        1,933,094 and 1,519,654 shares applied retroactively to
        2002 and 2001, respectively                                                     193,309         151,965
     Common stock, $.01 par value; 30,000,000 shares authorized;
        9,740,470 and  7,673,270 issued; 9,665,470
        and 7,598,270 outstanding                                                        97,405          76,733
     Additional paid-in capital                                                      11,380,663      10,665,383
     Accumulated deficit                                                             (8,939,699)     (8,467,122)
                                                                                   ------------    ------------
                                                                                      2,731,678       2,426,959
     Less interest on debt prepaid by issuance of common stock                          (60,327)           --
     Less treasury stock, 75,000 shares, at cost                                        (30,000)        (30,000)
                                                                                   ------------    ------------
Total stockholders' equity                                                            2,641,351       2,396,959
                                                                                   ------------    ------------
Total liabilities and stockholders' equity                                         $  3,142,212    $  2,838,041
                                                                                   ============    ============


                 See accompanying notes to financial statements.

                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                Year Ended December 31,
                                                    2002           2001
                                               -----------    -----------


Oil and gas revenues                          $    48,561    $   192,289

Cost and expenses:
     Production expense                             5,966         70,975
     Plugging and abandonment                        --          193,187
     Depletion and depreciation                    34,794        216,321
     Impairment of oil and gas properties            --          949,297
     General and administrative                   338,031        525,734
                                              -----------    -----------
Total expenses                                    378,791      1,955,514
                                              -----------    -----------
Loss from operations                             (330,230)    (1,763,225)

Other income (expense):
     Interest expense                            (142,347)       (12,891)
                                              -----------    -----------


Net loss                                      $  (472,577)   $(1,776,116)
                                              ===========    ===========

Basic and diluted net loss per common share   $     (0.05)   $     (0.25)
                                              ===========    ===========

Weighted average common shares outstanding      8,752,661      7,220,843
                                              ===========    ===========




                 See accompanying notes to financial statements.




                              EMPIRIC ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 2002 and 2001


                                                    Series L                             Common      Series A,C,D
                                                    Preferred      Common Stock           Stock       Preferred
                                                     Stock      Shares       Amount     Subscribed      Stock
                                                    ---------   ---------   ---------   ----------   ----------
Balance at December 31, 2000                        $  13,151   6,575,694   $  65,757   $     188    $  48,141
Issuance of common stock subscribed                      --        18,750         188        (188)        --
Common stock, preferred stock and warrants
   issued for cash                                       --       356,250       3,563        --          2,800
Common stock and options issued for services             --       115,189       1,152        --           --
Common stock issued in the acquisition of oil
   and gas properties                                    --       176,550       1,765        --           --
Conversion of notes payable to common stock,
   preferred stock and warrants                          --        69,500         695        --           --
Conversion of accounts payable and due to related
   party to common stock, preferred stock and
   warrants                                              --       105,000       1,050        --           --
Conversion of preferred stock to common
   stock                                                 --       256,337       2,563        --        (50,941)
Stock dividend retroactively applied                  138,814        --          --          --           --
Purchase of treasury stock                               --          --          --          --           --
Net loss                                                 --          --          --          --           --
                                                    ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2001                          151,965   7,673,270      76,733        --           --
Common stock issued for cash                             --       695,000       6,950        --           --
Common stock issed for prepaid interest                  --       516,450       5,165        --           --
Common stock issued for services                         --       487,500       4,875        --           --
Common stock issued for debt                             --       125,000       1,250        --           --
Common stock issued for conversion of warrants
   and preferred stock                                   --        93,750         937        --           --
Common stock issued in the acquisition of oil
   and gas properties                                    --       149,500       1,495        --           --
Stock dividend retroactively applied                   41,344        --          --          --           --
Amortization of prepaid interest                         --          --          --          --           --
Net loss                                                 --          --          --          --           --
                                                    ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2002                        $ 193,309   9,740,470   $  97,405   $    --      $    --
                                                    =========   =========   =========   =========    =========


                See accompanying notes to financial statements.
                                      F-5

                              EMPIRIC ENERGY, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                     Years Ended December 31, 2002 and 2001
                                                                                            Interest on
                                                    Additional                             Debt Prepaid by
                                                     Paid-in                  Accumulated   Issuance of     Treasury
                                                     Capital     Receivables     Deficit   Common Shares      Stock         Total
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000                     $  9,728,319   $   (74,061) $ (6,691,006) $       --    $       --    $  3,090,489
Issuance of common stock subscribed                      --            --            --            --            --            --
Common stock, preferred stock and warrants               --
   issued for cash                                    418,637          --            --            --            --         425,000
Common stock issued for services                      167,892          --            --            --            --         169,044
Common stock issued in the acquisition of oil            --
   and gas properties                                 318,191        74,061          --            --            --         394,017
Conversion of notes payable to common stock,             --
   preferred stock and warrants                        27,580          --            --            --            --          28,275
Conversion of accounts payable and due related           --
   party to common stock, preferred stock and            --
   warrants                                           103,950          --            --            --            --         105,000
Conversion of preferred stock to common                  --
   stock                                               39,628          --            --            --            --          (8,750)
Stock dividend retroactively applied                 (138,814)         --            --            --            --            --
Purchase of treasury stock                               --            --            --            --         (30,000)      (30,000)
Net loss                                                 --            --      (1,776,116)         --            --      (1,776,116)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2001                       10,665,383          --      (8,467,122)         --         (30,000)    2,396,959
Common stock issued for cash                          205,379          --            --            --            --         212,329
Common stock issued for prepaid interest              187,415          --            --        (192,580)         --            --
Common stock issued for services                      262,097          --            --            --            --         266,972
Common stock issued for debt                           48,750          --            --            --            --          50,000
Common stock issued for conversion of warrants           --
   and preferred stock                                  2,813          --            --            --            --           3,750
Common stock issued in the acquisition of oil            --
   and gas properties                                  50,170          --            --            --            --          51,665
Stock dividend retroactively applied                  (41,344)         --            --            --            --            --
Amortization of prepaid interest                         --            --            --         132,253          --         132,253
Net loss                                                 --            --        (472,577)         --            --        (472,577)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2002                     $ 11,380,663  $       --    $ (8,939,699) $    (60,327) $    (30,000) $  2,641,351
                                                 ============  ============  ============  ============  ============  ============

                 See accompanying notes to financial statements.
                                       F-6





                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                                      2002           2001
                                                                                 -----------    -----------
Operating Activities
    Net loss applicable to common stock                                          $  (472,577)   $(1,776,116)
       Adjustments to reconcile net loss to
          net cash used in operating activities:
          Depletion, depreciation and impairment                                      34,794      1,165,618
          Amortization of prepaid interest                                           132,253           --
          Common stock and warrants issued for services                              266,972        169,044
          Changes in assets and liabilities:
             Oil and gas receivable                                                  (16,674)        21,649
             Other assets                                                               (412)          --
             Accounts payable, accrued expenses and payroll taxes payable            (71,712)       237,688
             Oil and gas revenues payable                                               --          (16,590)
             Due to related parties                                                  (45,671)       105,715
                                                                                 -----------    -----------
Net cash used in operating activities                                               (173,027)       (92,992)

Investing Activities
    Proceeds from sale of oil and gas properties                                        --          125,000
    Purchase of oil and gas properties                                              (196,631)      (546,300)
                                                                                 -----------    -----------
Net cash used in investing activities                                               (196,631)      (421,300)

Financing Activities
    Proceeds from long-term debt, notes payable and income participation units       340,950         25,000
    Repayments of long-term debt, notes payable and income participation units      (110,038)      (108,546)
    Proceeds from sales and subscription of common stock                             212,329        425,000
    Purchase of treasury common stock                                                   --          (30,000)
                                                                                 -----------    -----------
Net cash provided by financing activities                                            443,241        311,454
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  73,583       (202,838)

Cash and cash equivalents at beginning of year                                        13,328        216,166
                                                                                 -----------    -----------

Cash and cash equivalents at the end of year                                     $    86,911    $    13,328
                                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for interest                                       $     7,000    $     4,910
                                                                                 ===========    ===========


Non-cash investing and financing transactions:
    Purchase of oil and gas properties with common stock                         $    51,665    $   394,017
                                                                                 ===========    ===========
    Conversion of due to related parties to common stock                         $      --      $   105,000
                                                                                 ===========    ===========
    Conversion of preferred stock to common stock                                $     3,750    $     8,750
                                                                                 ===========    ===========
    Common stock issued for prepaid interest                                     $   192,580    $      --
                                                                                 ===========    ===========
    Conversion of income participation units payable to common stock             $    50,000    $    28,725
                                                                                 ===========    ===========


                 See accompanying notes to financial statements.
                                       F-7

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001



A.   Nature of Business

Empiric Energy, Inc. (the "Company") was incorporated under the laws of the state of Delaware in 1992. The Company is engaged in the acquisition, exploration and development of oil and gas properties, which are located in Pennsylvania as of December 31, 2002. The Company also has working interests in unproved leasehold acreage in Texas and Louisiana as of December 31, 2002.

B.   Summary of Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has acquisition interest in two producing wells and is partners in various rework wells through Venture Energy, Inc. and another operator that management believes have the potential to provide positive cash flow and ultimately profits to the Company.

The Company may participate in additional drilling programs through these operators, but will need to raise additional capital to do so.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

B.   Summary of Significant Accounting Policies - continued

Revenue Recognition

Oil and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2002 and 2001, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). There were no uninsured deposits at December 31, 2002 and 2001.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas properties. The Company's properties are all located in the continental United States, and therefore, its costs are capitalized in one cost center. Under the full cost method, all costs related to the acquisition, exploration or development of oil and gas properties are capitalized into the "full cost pool." Such costs include those related to lease acquisitions, drilling and equipping of productive and non-productive wells, delay rentals, geological and geophysical work and certain internal costs directly associated with the acquisition, exploration or development of oil and gas properties. Upon the sale or disposition of oil and gas properties, no gain or loss is recognized, unless such adjustments of the full cost pool would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties, which are not subject to depletion, are assessed periodically for possible impairment. Any impairment amounts are transferred to the proved oil and gas properties. The Company had no impaired unproved properties as of December 31, 2002.

Under the full cost method of accounting, a "full cost ceiling test" is required wherein net capitalized costs of oil and gas properties cannot exceed the present value of estimated future net revenues from proved oil and gas reserves, discounted at 10%, plus the cost of unproved properties not subject to depletion, less any related income tax effects. During the year ended December 31, 2001, the Company recorded impairment of the full cost pool in the amount of $949,297. No such impairment was incurred in the year ended December 31, 2002.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

B.   Summary of Significant Accounting Policies - continued

Oil and Gas Properties - continued

Depletion of proved oil and gas properties is computed using the unit-of-production method based on estimated proved oil and gas reserves. Depletion expense of approximately $33,000 and $215,000 was recorded for the years ended December 31, 2002 and 2001, respectively. Depletion per equivalent mcf of natural gas was approximately $.84 and $2.43 for the years ended December 31, 2002 and 2001, respectively.

Loss Per Share and Reverse Stock Split

Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes all potentially dilutive common shares (such as options, warrants and convertible securities) into consideration. For the years ended December 31, 2002 and 2001, the Company's potential dilutive common shares totaling 433,000 and 556,500, respectively, are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

The Company declared a 1-for-2 reverse split of its common shares effective January 14, 2003 and issued a stock dividend of series L preferred shares (see Note M). All share and per share information in the accompanying financial statements has been retroactively adjusted for this reverse stock split and stock dividend.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that included the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

B.   Summary of Significant Accounting Policies - continued

Stock Options

The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires recognition of the value of stock options and warrants granted based on an option pricing model. However, as permitted by SFAS 123, the Company continues to account for stock options and warrants granted to directors and employees pursuant to Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock options or warrants that are re-priced subsequent to December 15, 1998 are treated as variable stock options beginning on July 1, 2000 as required by Financial Interpretation No. 44 of the Financial Accounting Standards Board, Accounting for Certain Transactions Involving Stock Compensation.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of the instruments. The carrying value of short and long-term debt also approximates fair value since it bears market rates of interest. None of these instruments are held for trading purposes.

C.   Related Party Transactions

Hill Investors, Inc., an affiliate of the chairman of the Company's board of directors, has a consulting agreement with the Company that calls for monthly payments of $10,000 for management consulting services. The agreement expired in October 2001; however, upon any such termination the agreement automatically continues for a period of 36 months from the date of such termination. During the years ended December 31, 2002 and 2001, the Company incurred expenses under this agreement of $120,000 per year.

During the year ended December 31, 2002 and 2001, the Company converted total liabilities of $168,000 and $105,000 respectively, due to officers, directors and family members of officers and directors to common stock of the Company.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001



D.   Long-Term Debt, Notes Payable and Income Participation Units Payable

Long-term debt at December 31, 2002 and 2001 consisted of certain unsecured notes.

Notes payable at December 31, 2001 represent non interest-bearing notes converted from accounts payable for certain plugging and abandonment liabilities. The notes were paid during 2002. Notes payable at December 31, 2002 represents two 8% notes payable to an individual:

Note payable due October 2003, secured by
  25% of the assets of Venture Energy, Inc.                    $50,000

Note payable due April 2003, guaranteed by
  the Company's President                                       25,000
                                                               -------
                                                               $75,000
                                                               =======

Income participation units payable represent non interest-bearing notes payable to certain individuals. The notes are payable at various dates through October 2003 out of cash flow generated by certain wells owned by the Company. The notes are convertible into the Company's common stock at $.50 per share. As an inducement for the notes, the Company issued 516,450 common shares valued at $192,580. This amount has been reflected as a prepaid financing cost and amortized over the life of the notes as interest expense. The remaining prepaid financing cost at December 31, 2002 is recognized in stockholders' equity as interest on debt prepaid by issuance of common stock.

E.   Income Taxes

The Company's deferred tax assets and liabilities are composed of the following at December 31 :

 Deferred tax assets:                                     2002           2001
                                                     -----------    -----------
       Difference in bases of oil and gas properties $   938,000    $   972,000
       Net operating loss carryforward                 3,098,000      2,800,000
                                                     -----------    -----------
Total deferred tax asset before valuation allowance    4,036,000      3,772,000
Valuation allowance                                   (4,036,000)    (3,772,000)
                                                     -----------    -----------
                                                           --             --
                                                     -----------    -----------
Net change in valuation allowance                    $   264,000    $   952,000
                                                     ===========    ===========

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

E.   Income Taxes - continued

At December 31, 2002, the Company has net operating loss carryforwards of approximately $8,800,000 for both financial statement and tax reporting purposes. Unused net operating loss carryforwards may provide future tax benefits, although there can be no assurance that these net operating losses can be recognized in the future. These losses may be used to offset future taxable income, subject to the provisions of Internal Revenue Code Section 382, and if not fully utilized, expire starting in 2011 through 2017.

F.   Stockholders' Equity

At December 31, 2000, the Company had $575,000 face amount of Series A preferred stock outstanding. Series A preferred stock is denominated in face amounts rather than shares, has no par value, no interest rate, no dividend rate, no voting privileges, a liquidation preference equal to the face amount and is convertible into common stock at a rate of $3.33 per share of common stock. There is $1,150,000 of face amount authorized for the Series A convertible preferred stock. All Series A shares were cancelled by the Company in 2001.

During 2000, the Company designated Series B and C convertible preferred stock. Each series of convertible preferred stock has a par value of $0.05 per share, no interest rate, no voting privileges, a one-time common stock dividend, a liquidation preference and is convertible into common stock. All Series B shares were cancelled by the Company in 2001.

Series C convertible preferred stock is entitled to a one-time dividend of common stock of an entity that the Company had intended to enter into a stock exchange with during 2000 or 2001. This stock exchange did not occur and the letter of intent expired. Additionally, Series C convertible preferred stock is convertible into common stock at a rate of $2.00 per share of common stock for each $1.00 of liquidation value. Series C convertible preferred stock was callable for conversion at the Company's option any time after the common stock of dividend is paid or at the end of one year from a date ranging from October to December 2001. As of December 31, 2000, the Company had 74,450 shares of Series C convertible preferred stock outstanding with a liquidation preference of $480,000, convertible into 240,000 shares of common stock. All the Company's outstanding Series C preferred shares were converted to common shares during 2001.

In 1998, the Company designated Series B and C warrants to purchase common stock. The Series B warrants have an exercise price of $2.50 per share of common stock and the remaining outstanding warrants expire in September 2004. The Series C warrants have an exercise price of $3.00 per share of common stock and expire four years from the date of the grant. As of December 31, 2002, there are 5,000 and nil warrants outstanding for the Series B and Series C warrants, respectively.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001


F. Stockholders' Equity - continued

There were no Series B warrants or Series C warrants exercised during the years ended December 31, 2002 and 2001.

In 1999, the Company designated Series D and E warrants to purchase common stock. The Series D warrants have an exercise price of $1.50 per share of common stock and are exercisable until May 2003. The Series E warrants have an exercise price of $2.00 per share of common stock and were exercisable until May 2002. These warrants may be called by the Company at $0.10 (Series D) and $0.15 (Series E) per warrant if the Company's common stock trades for $1.88 (Series D) and $2.50 (Series E) per share for ten consecutive days. As of December 31, 2002, there are 50,000 and nil warrants outstanding for the Series D and Series E warrants, respectively. There were no Series D warrants or Series E warrants exercised during the years ended December 31, 2002 and 2001.

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

During the year ended December 31, 2000, there were 250,000 Series F warrants issued to a financial consulting company and 61,000 Redeemable Series F warrants issued in connection with the issuance of the Series C Convertible Preferred Stock. All of the Series F warrants and Redeemable Series F warrants were outstanding at December 31, 2002.

See Note M regarding the Company's issuance, in January 2003, of a stock dividend of Series L preferred stock.

G.   Stock Options

In 1994, the Company established a Stock Option Plan to compensate directors, employees, advisors and consultants. All options granted under the plan are exercisable at $1.00 per share and expire five years from the date of the grant. The exercise price for all options granted under this plan was re-priced in March 1999 to $0.50 per share. At December 31, 2002, there are 1,850,000 stock options reserved and available for grant under the plan.


                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

G.   Stock Options - continued

The following is a summary of activity for the stock options granted for the years ended December 31, 2002 and 2001:

                                         December 31, 2002                December 31, 2001
                                 --------------------------------   --------------------------------
                                                                       Weighted         Weighted
                                    Number of          Average         Number of         Average
                                     Shares        Exercise Price        Shares       Exercise Price
                                 --------------    --------------   --------------    --------------
Outstanding, beginning of year          475,000    $         0.50        1,170,000    $         0.50
Granted                                    --      $         0.50           60,000    $         0.50
Forfeited/Expired                       (75,000)   $         0.50         (755,000)   $         0.50
                                 --------------    --------------   --------------    --------------
Outstanding, end of year                400,000    $         0.50          475,000    $         0.50
                                 ==============    ==============   ==============    ==============
Exercisable, end of year                400,000    $         0.50          475,000    $         0.50
                                 ==============    ==============   ==============    ==============


If not previously exercised, options outstanding at December 31, 2002 will expire as follows:

                                                      Weighted
                                    Number of         Average
                                     Shares        Exercise Price
                                 --------------    --------------
December 31, 2003                       340,000    $         0.50
December 31, 2006                        60,000    $         0.50
                                 --------------    --------------
                                        400,000    $         0.50
                                 --------------    --------------


As discussed in Note B, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for grants of options to employees in the statement of operations since the exercise prices were greater than the market prices of the Company's common stock on the measurement dates. No pro forma compensation expense in accordance with SFAS No. 123 has been disclosed here as the amount was nominal.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

H.   Environmental Issues

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean up of well sites or other environmental clean up of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled wells, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which the Company may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

I.   Commitments and Contingencies

Leases

The Company has a non-cancellable sublease for office space. The lease requires minimum monthly rental payments of $1,220 until expiration in November 2003.

The Company incurred rent expense of approximately $17,000 and $22,000 for the years ended December 31, 2002 and 2001, respectively.

Concentrations

The  Company's   revenues  are  received  solely  from  two  well  operators  in
Pennsylvania and Louisiana.

Legal Proceeding

The Company is a defendant, in what it considers to be a spurious lawsuit, that relates to the LDC Operating Company Bankruptcy, and related claims to the leasehold interest. The claim is for approximately $60,000. The Company believes that the potential loss, if any, from this matter will not have a material effect on its financial condition.


                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001


J.   Series P Preferred Stock, Subject to Mandatory Redemption

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

K.   Supplemental Information on Oil and Gas Producing Activities

The following table sets forth certain information with respect to the oil and gas producing activities of the Company:

                                                                     Year Ended December 31,
                                                                        2002           2001
                                                                   -----------    -----------
Costs incurred in oil and gas producing activities:
    Acquisition of unproved properties                             $   248,296    $   940,317
                                                                   ===========    ===========

Net capitalized costs related to oil and gas producing activities:
    Unproved leashold costs                                        $ 2,979,004    $ 2,730,419
    Proved leasehold costs                                           4,571,190      4,572,790
       Less accumulated depletion and impairment                    (4,529,975)    (4,496,492)
                                                                   -----------    -----------
        Net oil and gas property costs                             $ 3,020,219    $ 2,806,717
                                                                   ===========    ===========


                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001


K.   Supplemental Information on Oil and Gas Producing Activities - continued

The following table is based on information prepared by the Company. The tables summarize changes in the estimates of the Company's net interest in total proved reserves (all proved developed) of crude oil and condensate and natural gas, all of which are domestic reserves:


                                                                  (Unaudited)
                                                       2002                         2001
                                                       ----                         ----
                                                Oil            Gas            Oil             Gas
                                             (Barrels)        (MCF)        (Barrels)        (MCF)
                                           ------------   ------------   ------------   ------------
Balance, beginning of year                         --           90,131         26,347        353,074
        Revisions of previous estimates            --             --             --             --
        Abandonment of minerals in place           --             --             --             --
        Sales of minerals in place                 --             --          (25,963)      (178,162)
        Production                                 --          (39,682)          (384)       (84,781)
                                           ------------   ------------   ------------   ------------
Balance, end of year                               --           50,449           --           90,131
                                           ============   ============   ============   ============

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

L.   Standardized Measure of Discounted Future Net Cash Flows - Unaudited

The standardized measure of discounted future net cash flows at December 31, 2002 and 2001, relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001

L. Standardized Measure of Discounted Future Net Cash Flows -Unaudited-continued

                                                         Year Ended December 31,
                                                            2002         2001
                                                         ---------    ---------
Future cash inflows                                      $ 217,000    $ 224,000
Future development and productions costs                   (47,000)     (49,000)
                                                         ---------    ---------
Future net cash flows, before income tax                   170,000      175,000
Future income taxes                                           --           --
                                                         ---------    ---------
Future net cash flows                                      170,000      175,000
10% annual discount                                        (96,000)     (99,000)
                                                         ---------    ---------
Standardized measure of discounted future net cash flows $  74,000    $  76,000
                                                         =========    =========

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year end. The following are the principal sources of change in the standardized measure of discounted net cash flows:

                                                        Year Ended December 31,
                                                            2002         2001
                                                       -----------  -----------
Sales of oil and gas produced, net of production costs $   (43,000) $  (121,000)
Net changes in prices and production costs                  92,000     (291,000)
Revisions and other                                        (59,000)     (39,000)
Sales of minerals in place                                    --       (988,000)
Accretion of discount                                        8,000      138,000
                                                       -----------  -----------
   Net change                                               (2,000)  (1,301,000)
Balance, beginning of year                                  76,000    1,377,000
                                                       -----------  -----------
Balance, end of year                                   $    74,000  $    76,000
                                                       ===========  ===========

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2001


M.   Subsequent Events

The Company declared a 1-for-2 reverse split of its common shares, effective January 14, 2003, and issued a stock dividend of series L preferred shares equal to one share of preferred for each pre-split common share. All share and per share information in the accompanying financial statements has been retroactively adjusted for this reverse stock split and stock dividend. The Company also increased its authorized common shares to 30,000,000. The series L preferred stock is voting, convertible to common stock share for share and carries a dividend rate equal to 20% of the Net Cash Flow, as defined, after the Company generates in excess of $1,000,000 in Net Cash Flow after January 1, 2003. The Company may redeem the preferred shares from time to time for $5 per share. In the event of liquidation, the preferred stock is entitled to a distribution of assets equal to $10 per share.

In November, 2002, the Company signed a Letter of Intent to acquire from Venture Energy, Inc, a significant working interest in several on-going projects located in Louisiana, including the Livonia Field, in Pointe Coupee Parish, and the Red River Bull Bayou, located in the Red River Parish, Louisiana, which will include returning 20 wells in an existing water flood program. In addition, a current acquisition is in progress of a well in the Lake Washington Field, in Plaquemines Parish, Louisiana. The cost of this acquisition, completed in January 2003, was $150,000 plus 175,000 Empiric Energy, Inc. Rule 144 Common shares, and 95,000 Rule 144 Series "L" Preferred shares. Another 425,000 Empiric Energy, Inc. Rule 144 Common shares, and 225,000 Rule 144 Series "L" Preferred shares are held in escrow and will be delivered if the properties obtain a minimum cash flow threshold. If minimum threshold is not achieved the securities will be reduced proportionately.