Form 10QSB
period 2003-03-31
EMPIRIC ENERGY INC
filed 2003-05-21
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                   FORM 10-QSB




Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.


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

As of May 12, 2003, the aggregate market value of voting stock held by non-affiliates, computed by reference to the closing price on the OTC Bulletin Board was $3,191,338.

As of May 12, 2003, the number of shares outstanding of the Registrant's Common stock was 11,190,200.

Transitional Small Business Disclosure Format        Yes X  No
                                                        ---   ---

Page 1 of pages contained in the sequential number system. The Exhibit Index is on Page 7 of the sequential numbering system.

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

PART I   PAGE

     Item 1.      Financial Statements                                         3

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       6

     Item 3.      Controls and Procedures                                      7

PART II

     Item 1.      Legal Proceedings                                            8

     Item 2.      Changes in Securities                                        8

     Item 3.      Defaults Upon Senior Securities                              8

     Item 4.      Submission of Matters to a Vote of Securities Holders        8

     Item 5.      Other Information                                            8

     Item 6.      Exhibits and Reports on Form 8-K                             8

SIGNATURE PAGE                                                                 9

CERTIFICATION                                                                 10


                                     PART I
ITEM 1.  FINANCIAL INFORMATION

                              EMPIRIC ENERGY, INC.
                                 BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     2003            2002
                                                                 ------------    ------------
Assets                                                            (Unaudited)    (Unaudited)
Current assets:
     Cash and cash equivalents                                   $     10,759    $     86,911
     Oil and gas sales receivable                                      32,274          19,584
                                                                 ------------    ------------
Total current assets                                                   43,033         106,495

Property and equipment:
     Oil and gas properties (full cost method):
        Unproved leasehold costs                                    3,685,771       2,979,004
        Proved leasehold costs and well equipment                   4,571,190       4,571,190
        Less accumulated depletion and impairment                  (4,537,965)     (4,529,975)
                                                                 ------------    ------------
Net property and equipment                                          3,718,996       3,020,219
Other assets                                                           15,357          15,498
                                                                 ------------    ------------
Total assets                                                     $  3,777,386    $  3,142,212
                                                                 ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                           $      9,425    $     11,543
     Accounts payable and accrued expenses                            151,865          99,962
     Payroll taxes payable                                             72,277          71,643
     Notes payable                                                     76,516          75,000
     Income participation units payable                               173,950         215,950
     Due to related parties                                            46,920          21,763
                                                                 ------------    ------------
Total current liabilities                                             530,953         495,861


Commitments and contingencies                                            --              --
Series P preferred stock, subject to mandatory redemption               5,000           5,000

Stockholders' equity:
     Series L convertible preferred stock, $.10 par value;
     2,120,000 shares authorized; 2,160,294 shares issued at
     March 31, 2003 and 2,120,000 shares issued as a stock            418,989         193,309
     dividend in January 2003;

     Common stock, $.01 par value; 30,000,000 shares
     authorized;
        11,033,970 and  9,740,470 issued;                          10,958,970
        and 9,665,470 outstanding                                     110,340          97,405
     Stock to be issued                                                12,500            --
     Additional paid-in capital                                    11,969,550      11,380,663
     Accumulated deficit                                           (9,216,596)     (8,939,699)
                                                                 ------------    ------------
                                                                    3,299,783       2,736,678

     Less interest on debt prepaid by issuance of common stock        (23,350)        (60,327)
     Less treasury stock, 75,000 shares, at cost                      (30,000)        (30,000
                                                                 ------------    ------------
Total stockholders' equity                                          3,246,433       2,646,351
                                                                 ------------    ------------
Total liabilities and stockholders' equity                       $  3,777,386    $  3,142,212
                                                                 ============    ============

                              EMPIRIC ENERGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                  -----------------------------
                                                 Mar. 31, 2003    Mar. 31, 2002
                                                  (Unaudited)      (Unaudited)
                                                 -------------    -------------
Revenues:
     Oil and gas sales                           $      20,517    $       5,071
Cost and Expenses:
     Production Expense                                 39,348            1,558
     Depletion and Depreciation                          8,129           27,191
     General and Administrative                         76,992          107,627
                                                 -------------    -------------
Total Costs and Expenses                               124,399          136,376


Other Income (Expenses):
     Interest Expense and Financing Costs             (173,015)          (3,995)
                                                 -------------    -------------

Net Loss                                         $    (276,897)   $    (135,300)
                                                 =============    =============

Basic and Diluted Net Loss Per Common Share      $        (.03)   $       (0.02)
                                                 =============    =============

Weighted Average Common Shares Outstanding          10,676,303        8,369,770
                                                 =============    =============


                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                  ------------------------------
                                                                                  Mar. 31, 2003    Mar. 31, 2002
                                                                                   (Unaudited)      (Unaudited)
                                                                                  -------------    -------------

Operating Activities:
Net loss applicable to common stock                                               $    (276,897)   $    (135,300)
       Adjustments to reconcile net loss to net cash from operating activities:
         Depletion, depreciation and impairment                                           8,129           27,191
         Amortization of prepaid interest                                                36,977             --
         Common stock, warrants and options issued for services                             222             --
              Common stock issued for interest expense and financing costs               95,800             --
              Preferred stock issued for interest expense and financing costs            35,680             --
         Changes in assets and liabilities:
              Accounts receivable                                                       (12,690)            (464)
              Other assets                                                                 (127)            --
              Accounts payable, accrued expenses and payroll taxes payable               52,537           20,308
                   Due to related parties                                                25,157          (43,188)
                                                                                  -------------    -------------
Net cash used by operating activities                                                   (35,212)        (131,453)


Investing Activities:
     Purchase of oil and gas properties                                                (102,338)            --

Financing Activities:
     Repayments of long-term debt                                                          (602)          (2,150)
     Proceeds from sales and subscription of common stock                                62,000          251,620
                                                                                  -------------    -------------
Net cash provided by financing activities                                                61,398          249,470
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    (76,152)         118,017
Cash and cash equivalents at beginning of year                                           86,911           13,345
                                                                                  -------------    -------------
Cash and cash equivalents at end of year                                          $      10,759    $     131,362
                                                                                  =============    =============
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                                       $        --      $        --
                                                                                  =============    =============

Non-cash investing and financing transactions:
     Purchase of oil and gas properties with common stock                         $     414,300    $        --
                                                                                  =============    =============
Purchase of oil and gas properties with preferred stock                           $     190,000    $        --
                                                                                  =============    =============
     Conversion of income participation units payable to common stock             $      42,000    $        --
                                                                                  =============    =============

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
NOTE 1 - GENERAL
----------------

The financial statements included herein for Empiric Energy, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by accounting principles generally accepting in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim Unaudited financial statements should be read in conjunction with the financial statements included in the December 31, 2002 Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE 2 - REVERSE SPLIT
----------------------

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

Results of Operations of the Company

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues of $20,517 were $15,446 higher than 2002. The increase was due to higher oil and gas prices and new production in South Louisiana properties during the first three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Production expense of $39,348 was $37,790 higher than 2002 due to expenses on South Louisiana wells.

Depletion and depreciation expenses of $8,129 were $19,062 lower than 2002 due to the decrease in the depletable base.

General and Administrative expense of $76,992 was $30,705 lower than 2002. The expenses and administrative cost were lower due to a decrease in consulting fees and legal fees.

Interest expense and financing costs of $173,015 was $169,020 higher than 2002. The increase was due to the issuance of common and preferred stock in settlement of debt. The market value of the stock was in excess of the income participant unit payable of $42,000 resulting in additional financing costs of $131,480. The Company also amortized the prepaid interest by $36,977 for the quarter ended March 31, 2003.

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


Liquidity and Capital Resources

Cash flows provided a decrease of $76,152 leaving a cash balance of $10,759 at March 31, 2003. Net cash used by operating activities was $35,212 due primarily to the net loss of $276,897, offset by non-cash expenses and the increases in the accruals of current liabilities provided $241,685 in cash flow.

At March 31, 2003, the Company had a working capital deficit of $487,920 and a equity to debt ratio of approximately 6 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

                         ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer. Based on that evaluation, the Company's Chairman and Chief Executive Officer concluded that the Company's disclosure control and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President, and the Company's Chief Financial Officer as appropriate, to allow timely decision regarding required disclosure.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

1,510,500 shares of Common stock were issued as of May 12, 2003

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

Date: May 15, 2003


                                         EMPIRIC ENERGY, INC.

                                         By: /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

I, James J. Ling, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Empiric Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/  James J. Ling
   -------------------
   James J. Ling
   Chairman and Chief Executive Officer