Form 10QSB
period 2003-06-30
EMPIRIC ENERGY INC
filed 2003-08-20
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB



Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.



Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _________ to _________ .


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

As of August 8, 2003, the number of shares outstanding of the Registrant's Common stock was 11,808,970.

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


                                     PART I

ITEM 1.    FINANCIAL INFORMATION

                              EMPIRIC ENERGY, INC.
                                 BALANCE SHEETS

                                                                          June 30,     December 31,
                                                                           2003            2002
                                                                       ------------    ------------
Assets                                                                  (Unaudited)      (Audited)

Current assets:
     Cash and cash equivalents                                         $      5,587    $     86,911
     Oil and gas revenues receivable                                         17,550          19,584
                                                                       ------------    ------------
Total current assets                                                         23,137         106,495
Property and equipment:
     Oil and gas properties (full cost method):
        Unproved leasehold costs                                          3,953,848       2,979,004
        Proved leasehold costs and well equipment                         4,571,190       4,571,190
        Less accumulated depletion and impairment                        (4,552,138)
                                                                                         (4,529,975)
                                                                       ------------    ------------
Net property and equipment                                                3,972,900       3,020,219
Other assets                                                                 14,718          15,498
                                                                       ------------    ------------
Total assets                                                           $  4,010,755    $  3,142,212
                                                                       ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                 $      7,925    $     11,543
     Accounts payable and accrued expenses                                  364,676          99,962
     Payroll taxes payable                                                   74,605
                                                                                             71,643
     Notes payable                                                          153,292
                                                                                             75,000
     Income participation units payable                                     173,950         215,950
     Due to related parties                                                  56,490          21,763
                                                                       ------------    ------------
Total current liabilities                                                   830,938         495,861

Commitments and contingencies
                                                                       ------------    ------------
Series P preferred stock, subject to mandatory redemption                     5,000           5,000

Stockholders' equity:
     Series L convertible preferred stock, $.05 par value; 5,000,000 shares authorized; 2,175,290 and 1,933,094 issued and
     outstanding, respectively.  Shares issued as a stock                   108,765          96,655
     dividend in January 2003 were applied retroactively to 2002

     Common stock, $.01 par value; 30,000,000 shares authorized;
        11,883,970 and 9,740,470 issued; 11,808,970 and 9,665,470           118,840          97,405
        shares outstanding, respectively
     Additional paid-in capital                                          12,537,774      11,477,317
     Accumulated deficit                                                 (9,382,951)     (8,939,699)
                                                                       ------------    ------------
                                                                          3,382,428       2,731,678
     Less interest on debt prepaid by issuance of common stock              (43,231)        (60,327)
     Less deferred stock compensation                                      (134,380)           --
     Less treasury stock, 75,000 shares, at cost                            (30,000)        (30,000)
                                                                       ------------    ------------
Total stockholders' equity                                                3,174,817       2,641,351
                                                                       ------------    ------------
Total liabilities and stockholders' equity                             $  4,010,755    $  3,142,212
                                                                       ============    ============

                            See accompanying notes.


                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended                Six Months Ended
                                                June 30,        June 30,        June 30,        June 30,
                                                  2003            2002            2003            2002
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                              ------------    ------------    ------------    ------------
Revenues:
     Oil and gas revenues                     $     40,056    $      4,361    $     60,573    $      9,433
Cost and expenses:
     Production expense                             11,474           1,434          50,822           2,993
     Depletion and depreciation                     14,312             328          22,441          27,518
     General and administrative                    151,126          83,072         228,048         190,699
                                              ------------    ------------    ------------    ------------
Total costs and expenses                           176,912          84,834         301,311         221,210
                                              ------------    ------------    ------------    ------------

Other income (expenses):
     Interest expense and financing costs          (29,499)         (1,309)       (202,514)         (5,305)
                                              ------------    ------------    ------------    ------------


Net loss                                      $   (166,355)   $    (81,782)   $   (443,252)   $   (217,082)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
                                              ============    ============    ============    ============

Weighted average common shares outstanding      11,567,303       8,886,047      11,064,303       8,099,580
                                              ============    ============    ============    ============





















                             See accompanying notes.


                              EMPIRIC ENERGY, INC.

                             STATEMENT OF CASH FLOWS

                                                                                   Six Months Ended
                                                                             June 30, 2003    June 30, 2002
                                                                              (Unaudited)      (Unaudited)
                                                                             -------------    -------------
Operating Activities:
Net loss:                                                                    $    (443,252)   $    (217,082)
       Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Depletion, depreciation and impairment                                     22,163           27,518
         Amortization of stock issued for interest                                 180,076             --
              Common stock issued for services                                      75,842             --
     Changes in assets and liabilities:
          Oil and gas revenues receivable and other assets                           2,814             (390)
          Accounts payable, accrued expenses, payroll taxes payable, and
                 income participation units payable                                267,676          (44,922)
               Due to related parties                                               34,727          (18,532)
                                                                             -------------    -------------
Net cash provided by (used in) operating activities                                140,046         (253,408)



Investing Activities:
     Purchase of oil and gas properties                                           (320,544)        (123,998)

Financing Activities:
     Borrowings on notes payable                                                    28,292             --
     Borrowings on long-term debt                                                     --             19,546
     Repayment of long-term debt                                                    (3,618)            --
     Proceeds from sales and subscription of common stock                           74,500          363,950
                                                                             -------------    -------------
    Net cash provided by financing activities                                       99,174          383,496
                                                                             =============    =============


Net increase (decrease) in cash and cash equivalents                               (81,324)           6,090
Cash and cash equivalents at beginning of year                                      86,911           13,328
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                   $       5,587    $      19,418
                                                                             =============    =============
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                                  $       2,128    $        --
                                                                             =============    =============

Non-cash Investing and Financing Transactions:
     Purchase of oil and gas properties with common stock                    $     414,300    $        --
                                                                             =============    =============


     Purchase of oil and gas properties with preferred stock                 $     190,000    $        --
                                                                             =============    =============

     Conversion of income participation units payable to common stock        $      50,000    $        --
                                                                             =============    =============

     Issuance of note payable for oil and gas properties                     $      50,000    $        --
                                                                             =============    =============



                            See accompanying notes.

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL
----------------

The financial statements included herein for Empiric Energy, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by accounting principles generally accepting in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim Unaudited financial statements should be read in conjunction with the financial statements included in the December 31, 2002 Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 3- SUBSEQUENT EVENTS
-------------------------

On August 5, 2003 Empiric Energy settled indebtedness to Anderson Exploration Co., Inc. of $225,807 by issuing $50,000 cash, and a new Series C Convertible Preferred Stock will be designated and issued to consist of a total of 17,500 shares having a par value of $0.05 per share, with each share having a liquidation preference of $10.00 for a total of $175,000, and it will not be entitled to dividends. Each share of the stock will be convertible, at the option of the holder, into 40 shares of restricted common stock of Empiric. The Stock will have such other and further rights, terms and conditions, not inconsistent with the above, as will be set forth in the Designation thereof as adopted by the Empiric board of directors. Upon creation of said stock it will be issued to Anderson.

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

Results of Operations of the Company

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues of $60,573 were $51,140 higher than 2002. The increase was due to higher oil and gas prices and new production on South Louisiana Wells.

Production expense of $50,822 was $47,829 higher than 2002 due to expenses on South Louisiana wells.

Depletion and depreciation expenses of $22,441 were $5,077 lower than 2002 due to the decrease in the depletable base.

General and administrative expense of $228,048 was $37,349 higher than 2002. The expenses and administrative cost were higher due to an increase in consulting fees.

Interest expense and financing costs of $202,514 was $197,209 higher than 2002. The increase was due to the issuance of common and preferred stock in settlement of debt.

Three  Months  Ended June 30, 2003  Compared to the Three  Months Ended June 30,
2002.

Revenues of $40,056 were $35,695 higher than 2002. The increase was due to higher oil and gas prices and new production on South Louisiana Wells.

Production expense of $11,474 was $10,040 higher than 2002 due to expenses on South Louisiana wells.

Depletion and depreciation expenses of $14,312 were $13,984 higher than 2002 due to the increase in the depletable base.

General and Administrative expense of $151,126 was $68,054 higher than 2002. The expenses and administrative cost were higher due to an increase in consulting fees.

Interest expense and financing costs of $29,499 was $28,190 higher than 2002. The increase was due to the issuance of common and preferred stock in settlement of debt for interest and financing costs.

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

Liquidity and Capital Resources

Cash flows provided a decrease of $81,324 leaving cash balance of $5,587 at June 30, 2003. Net cash provided by operating activities was $140,046 due primarily to the net loss of $443,252, offset by non-cash expenses and the increases in the accruals of current liabilities.

At June 30, 2003, the Company had a working capital deficit of $807,801 and a equity to debt ratio of approximately 4 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

Subsequent Events

On August 5, 2003 Empiric Energy settled indebtedness to Anderson Exploration Co., Inc. of $225,807 by issuing $50,000 cash, and a new Series C Convertible Preferred Stock will be designated and issued to consist of a total of 17,500 shares having a par value of $0.05 per share, with each share having a liquidation preference of $10.00 for a total of $175,000, and it will not be entitled to dividends. Each share of the stock will be convertible, at the option of the holder, into 40 shares of restricted common stock of Empiric. The Stock will have such other and further rights, terms and conditions, not inconsistent with the above, as will be set forth in the Designation thereof as adopted by the Empiric board of directors. Upon creation of said stock it will be issued to Anderson.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

850,000 shares of Common Stock were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 27, 2003 an Annual Meeting of the Company was held. James J. Ling, Virgil Pettigrew and J. T. Ling were unanimously elected to the Board of Directors of the Company for one year until the next annual meeting of shareholders in the year 2004, and Whitley Penn was retained as the independent auditors of the Company for the calendar year ending December 31, 2003.

ITEM 5.  OTHER INFORMATION

An S-8 consulting agreement between Gordon Johnson and Renn Rothrock, and the Company was issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 31.1 - Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1 - Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2003


                                         EMPIRIC ENERGY, INC.

                                         By: /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer