Form 10QSB
period 2003-09-30
EMPIRIC ENERGY INC
filed 2003-11-14
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB





Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.
                                    -------------------

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period from _________ to __________.


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

                                 (972) 387-4100
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

As of September 30, 2003, the number of shares outstanding of the Registrant's Common stock was 12,543,240.

Transitional Small Business Disclosure Format        Yes    No X
                                                        ---   ---

                              EMPIRIC ENERGY, INC.

                              INDEX TO FORM 10-QSB

PART I                                                                      PAGE

   Item 1. Financial Statements                                               3

   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           6

   Item 3. Controls and Procedures                                            8

PART II

   Item 1. Legal Proceedings                                                  8

   Item 2. Changes in Securities                                              8

   Item 3. Defaults Upon Senior Securities                                    8

   Item 4. Submission of Matters to a Vote of Securities Holders              8

   Item 5. Other Information                                                  8

   Item 6. Exhibits and Reports on Form 8-K                                   8

SIGNATURE PAGE                                                                9


                                     PART I
ITEM 1. FINANCIAL INFORMATION
                              EMPIRIC ENERGY, INC.
                                 BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                            2003             2002
                                                                       -------------    -------------
Assets                                                                  (Unaudited)       (Audited)
Current assets:
     Cash and cash equivalents                                         $      60,476    $      86,911
     Oil and gas revenues receivable                                          14,305           19,584
     Note receivable                                                          80,000             --
                                                                       -------------    -------------
Total current assets                                                         154,781          106,495
Property and equipment:
     Oil and gas properties (full cost method):
        Unproved leasehold costs                                           3,324,149        2,979,004
        Proved leasehold costs and well equipment                          5,080,490        4,571,190
        Less accumulated depletion and impairment                         (4,559,502)      (4,529,975)
                                                                       -------------    -------------
Net property and equipment                                                 3,845,137        3,020,219
Other assets                                                                  14,579           15,498
                                                                       -------------    -------------
Total assets                                                           $   4,014,497    $   3,142,212
                                                                       =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                 $       6,675    $      11,543
     Accounts payable and accrued expenses                                   278,116           99,962
     Payroll taxes payable                                                    72,066
                                                                                               71,643
     Notes payable                                                           155,309
                                                                                               75,000
     Income participation units payable                                      173,950          215,950
     Due to related parties                                                  104,966           21,763
                                                                       -------------    -------------
Total current liabilities                                                    791,082          495,861

Commitments and contingencies
                                                                       -------------    -------------
Series P preferred stock, subject to mandatory redemption                      5,000            5,000

Stockholders' equity:
     Series L convertible preferred stock, $.05 par value; 5,000,000 shares authorized 2,193,350 issued and outstanding.  Shares
     issued as a stock dividend in January 2003 were applied                 108,015           96,655
     retroactively to 2002

     Common stock, $.01 par value; 30,000,000 shares authorized;
        12,543,240 shares issued and outstanding                             125,370           97,405
     Additional paid-in capital                                           12,649,464       11,477,317
     Accumulated deficit                                                  (9,553,408)      (8,939,699)
                                                                       -------------    -------------
                                                                           3,334,441        2,731,678
     Less interest on debt prepaid by issuance of common stock               (73,284)         (60,327)
     Less deferred stock compensation                                           --               --
     Less treasury stock, 75,000 shares, at cost                             (37,743)         (30,000)
                                                                       -------------    -------------
Total stockholders' equity                                                 3,223,414        2,641,351
                                                                       -------------    -------------
Total liabilities and stockholders' equity                             $   4,014,496    $   3,142,212
                                                                       =============    =============

                             See accompanying notes

                              EMPIRIC ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                   Three Months Ended                Nine Months Ended
                                              September 30,    September 30,    September 30,    September 30,
                                                   2003             2002             2003             2002
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                              -------------    -------------    -------------    -------------
Revenues:
     Oil and gas revenues                     $       8,334    $      32,101    $      68,905    $      41,534
Cost and expenses:
     Production expense                               1,163             (323)          51,985            2,670
     Depletion and depreciation                       7,503             (381)          29,944           27,137
     General and administrative                     135,582           63,966          362,655          254,666
                                              -------------    -------------    -------------    -------------
Total costs and expenses                            144,248           63,262          444,583          284,473

Other income (expenses):
     Interest expense and financing costs           (33,485)           4,966         (238,031)            (338)
                                              -------------    -------------    -------------    -------------


Net loss                                      $    (169,399)   $     (26,195)   $    (613,710)   $    (243,277)
                                              =============    =============    =============    =============

Basic and diluted net loss per common share   $        0.02    $        0.00    $        0.05    $        0.01
                                              =============    =============    =============    =============

Weighted average common shares outstanding

                                                 11,974,024       18,390,457       11,194,734       17,247,629
                                              =============    =============    =============    =============


                             See accompanying notes.


                              EMPIRIC ENERGY, INC.
                             STATEMENT OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                             September 30,    September 30,
                                                                                 2003             2002
                                                                              (Unaudited)      (Unaudited)
                                                                             -------------    -------------
Operating Activities:
Net loss:                                                                    $    (613,710)   $    (243,277)
       Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Depletion, depreciation and impairment                                     21,702           27,518
         Amortization of stock issued for interest                                 (12,957)            --
              Common stock issued for services                                        --               --
     Changes in assets and liabilities:
          Oil and gas revenues receivable and other assets                           7,002             (390)
          Accounts payable, accrued expenses, payroll taxes payable, and
                 income participation units payable                                135,128          (44,922)
               Due to related parties                                               83,552          (18,532)
                                                                             -------------    -------------
Net cash provided by (used in) operating activities                               (379,283)        (253,408)



Investing Activities:
     Purchase of oil and gas properties                                           (854,445)        (123,998)
     Purchase of furniture and equipment                                             7,022             --
                                                                             -------------    -------------
Net cash from investing activities                                                (847,423)        (123,998)
                                                                             -------------    -------------

Financing Activities:
     Borrowings on notes payable                                                      --               --
     Borrowings on long-term debt                                                     --             19,546
     Repayment of long-term debt                                                    76,542             --
     Proceeds from sales and subscription of common stock                        1,203,729
                                                                             -------------    -------------
    Net cash provided by financing activities                                    1,280,271          363,950
                                                                             -------------    -------------
                                                                                                    383,496

Net increase (decrease) in cash and cash equivalents                               (26,434)           6,090
Cash and cash equivalents at beginning of year                                      86,911           13,328
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                   $      60,476    $      19,418
                                                                             =============    =============
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                                  $           0    $         338
                                                                             =============    =============

Non-cash Investing and Financing Transactions:
     Purchase of oil and gas properties with common stock                    $           0    $        --
                                                                             =============    =============

     Purchase of oil and gas properties with preferred stock                 $           0    $        --
                                                                             =============    =============

     Conversion of income participation units payable to common stock        $           0    $        --
                                                                             =============    =============

    Issuance of note payable for oil and gas properties                      $           0    $        --
                                                                             =============    =============



                            See accompanying notes.
                                        5

                              EMPIRIC ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL
----------------

The financial statements included herein for Empiric Energy, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by accounting principles generally accepting in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the December 31, 2002 Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Results of Operations of the Company

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues of $68,905 were $27,371 higher than 2002. The increase was due to higher oil and gas.

Production expense of $51,985 was $49,315 higher than 2002 due to expenses on South Louisiana wells.

Depletion and depreciation expenses of $29,944 were $2,807 higher than 2002 due to the increase in the depletable base.

General and administrative expense of $362,655 was $107,989 higher than 2002. The expenses and administrative cost were higher due to an increase in consulting fees.

Interest expense and financing costs of ($238,031) was $237,693 higher than 2002. The increase was due to the issuance of common and preferred stock in settlement of debt.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

Revenues of $8,334 were $23,767 lower than 2002. The decrease was due to no production in South Louisiana Wells.

Production expense of $1,163 was $1,468 higher than 2002 due to expenses on South Louisiana wells.

Depletion and depreciation expenses of $7,503 were $7,884 higher than 2002 due to the increase in the depletable base.

General and Administrative expense of $135,582 was $71,616 higher than 2002. The expenses and administrative cost were higher due to an increase in consulting fees.

Interest expense and financing costs of ($33,485) was $38,451 higher than 2002. The increase was due to the issuance of common and preferred stock in settlement of debt for interest and financing costs.

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

Liquidity and Capital Resources

Cash flows provided a decrease of $26,434 leaving cash balance of $60,476 at September 30, 2003. Net cash provided by operating activities was $(379,283) due primarily to the net loss of $613,710, offset by non-cash expenses, the increases in the accruals of current liabilities, and the sale of interest in the Texas Panhandle properties.

At September 30, 2003, the Company had a working capital deficit of $ 636,301 and a equity to debt ratio of approximately 4 to 1. The Company needs and is seeking the infusion of working capital for expanded drilling and developmental programs, for further debt reduction and for acquisition of production properties to obtain improved cash flow.

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

Empiric Energy, Inc. sold its working interest in Texas Panhandle properties primarily in Moore and Potter Counties to H & M Oil & Gas, LLC in September. The property was sold for $121,847.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

253,000 shares of Common Stock were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

An 8-K was filed on August 25, 2003 for the election of two new board members elected at Empiric Energy, Inc.'s Annual Shareholders Meeting on May 27, 2003.

An 8-K was file in September change of auditors was issued, due the resignation of Whitley Penn and Turner, Stone & Company was hired as our auditor of record in September.

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

Date: November 14, 2003


                                         EMPIRIC ENERGY, INC.

                                         By:  /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer