Form 10QSB/A
period 2003-09-30
EMPIRIC ENERGY INC
filed 2003-12-11
CIK 921182

SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                     AMENDED
                                   FORM 10-QSB
                                December 10, 2003





Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.
                                    ------------------

Transition  report under Section 13 or 15(d) of the  Securities  Exchange Act of
1934 for the quarterly period from           to          .
                                   ---------    ---------

                         Commission File Number 1-13162


                              EMPIRIC ENERGY, INC.
             (Exact name of registrant as specified in its charter.)


                Delaware                                 75-2455467
     (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

      14675 Midway Road, Suite 207
             Addison, Texas                                75001
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





See accompanying notes.

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
                                              =============    =============    =============    =============



                             See accompanying notes.


                              EMPIRIC ENERGY, INC.
                             STATEMENT OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                             September 30,    September 30,
                                                                                  2003             2002
                                                                              (Unaudited)      (Unaudited)
                                                                             -------------    -------------
Operating Activities:
Net loss:                                                                    $    (613,710)   $    (243,277)
       Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Depletion, depreciation and impairment                                     21,702           27,518
         Amortization of stock issued for interest                                 (12,957)            --
              Common stock issued for services                                        --               --
     Changes in assets and liabilities:
          Oil and gas revenues receivable and other assets                           7,002             (390)
          Accounts payable, accrued expenses, payroll taxes payable, and
                 income participation units payable                                135,128          (44,922)
               Due to related parties                                                3,552          (18,532)
                                                                             -------------    -------------
Net cash provided by (used in) operating activities                               (459,283)        (253,408)



Investing Activities:
     Purchase of oil and gas properties                                           (854,445)        (123,998)
     Purchase of furniture and equipment                                             7,022             --
                                                                             -------------    -------------
Net cash from investing activities                                                (847,423)        (123,998)
                                                                             -------------    -------------

Financing Activities:
     Borrowings on notes payable                                                      --               --
     Borrowings on long-term debt                                                     --             19,546
     Repayment of long-term debt                                                    76,542             --
     Proceeds from sales and subscription of common stock                        1,203,730          363,950
                                                                             -------------    -------------
    Net cash provided by financing activities                                    1,280,272          383,496
                                                                             -------------    -------------


Net increase (decrease) in cash and cash equivalents                               (26,434)           6,090
Cash and cash equivalents at beginning of year                                      86,911           13,328
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                   $      60,476    $      19,418
                                                                             =============    =============
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                                  $           0    $         338
                                                                             =============    =============

Non-cash Investing and Financing Transactions:
     Purchase of oil and gas properties with common stock                    $           0    $        --
                                                                             =============    =============

     Purchase of oil and gas properties with preferred stock                 $           0    $        --
                                                                             =============    =============

     Conversion of income participation units payable to common stock        $           0    $        --
                                                                             =============    =============

    Issuance of note payable for oil and gas properties                      $           0    $        --
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

Liquidity and Capital Resources

Cash flows provided a decrease of $26,434 leaving cash balance of $60,476 at September 30, 2003. Net cash provided by operating activities was $(459,283) due primarily to the net loss of $613,710, offset by non-cash expenses, the increases in the accruals of current liabilities, and the sale of interest in the Texas Panhandle properties.

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

Date: December 10, 2003 - Amended


                                         EMPIRIC ENERGY, INC.
                                         By: /s/  James J. Ling
                                            ------------------------------------
                                            James J. Ling
                                            Chairman and Chief Executive Officer